Form 10-Q
period 2021-03-31
Prelude Therapeutics Inc
filed 2021-05-11
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 7, 2021, the registrant had 46,958,198 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$362,990	$218,309
Prepaid expenses and other current assets	2,028	2,500
Total current assets	365,018	220,809
Property and equipment, net	2,627	2,480
Right-of-use asset	2,186	—
Deferred offering costs	—	301
Total assets	$369,831	$223,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,842	$3,920
Accrued expenses and other current liabilities	6,179	7,455
Operating lease liability	1,403	—
Total current liabilities	12,424	11,375
Other liabilities	—	32
Operating lease liability	840	—
Total liabilities	13,264	11,407
Commitments (Note 7)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 35,388,909 and 32,595,301 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	3
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,110,371 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	485,288	319,605
Accumulated deficit	(128,726)	(107,426)
Total stockholders’ equity	356,567	212,183
Total liabilities and stockholders’ equity	$369,831	$223,590

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$16,470	$8,536
General and administrative	5,497	1,201
Total operating expenses	21,967	9,737
Loss from operations	(21,967)	(9,737)
Other income, net	667	226
Net loss	$(21,300)	$(9,511)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.47)	$(5.12)
Weighted average common shares outstanding, basic and diluted	45,121,955	1,857,023

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity
	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$(107,426)	$212,183
Exercise of stock options	210,274	—	—	—	386	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	3,886
Net loss	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31, 2021	35,388,909	$4	11,402,037	$1	$485,288	$(128,726)	$356,567

	Convertible preferred stock				Stockholders’ deficit
	Series A		Series B		Common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	11,736,119	$36,595	7,628,846	$29,848	3,161,653	$—	$1,085	$(50,497)	$(49,412)
Sale of Series B convertible preferred stock, net of offering costs of $152	—	—	7,628,846	29,942	—	—	—	—	—
Stock-based compensation expense, including issuance of RSAs	—	—	—	—	432,301	—	362	—	362
Net loss	—	—	—	—	—	—	—	(9,511)	(9,511)
Balance at March 31, 2020	11,736,119	$36,595	15,257,692	$59,790	3,593,954	$—	$1,447	$(60,008)	$(58,561)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(21,300)	$(9,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	132
Noncash lease expense	282	—
Stock-based compensation	3,886	362
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	761	436
Accounts payable	1,601	(72)
Accrued expenses and other liabilities	(1,372)	(1,268)
Operating lease liabilities	(161)	—
Net cash used in operating activities	(16,143)	(9,921)
Cash flows used in investing activities:
Purchases of property and equipment	(986)	(80)
Net cash used in investing activities	(986)	(80)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	161,424	—
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	29,942
Payment of capital lease obligation	—	(95)
Proceeds from the exercise of stock options	386	—
Net cash provided by financing activities	161,810	29,847
Net increase in cash and cash equivalents	144,681	19,846
Cash and cash equivalents at beginning of period	218,309	18,879
Cash and cash equivalents at end of period	$362,990	$38,725
Supplemental disclosures:
Property and equipment in accounts payable	$86	$33
Reclassification of offering costs paid in a prior period	$12	$—

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $128.7 million at March 31, 2021. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash and cash equivalents as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into 2023.

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

3. Summary of significant accounting policies

The summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2020 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021. Those policies have not materially changed, except as set forth below.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 found in the Form 10-K filed with the SEC on March 16, 2021. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of estimates

The preparation of the unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the unaudited interim financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates and assumptions are periodically reviewed and the effects of the revisions are reflected in the accompanying unaudited interim financial statements in the period they are determined to be necessary. The most significant estimate relates to accrued clinical trial expenses.

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2021 and December 31, 2020.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2021	2020
Series A convertible preferred stock	—	11,736,119
Series B convertible preferred stock	—	15,257,692
Unvested restricted stock awards	1,009,462	1,719,052
Stock options	6,732,969	3,458,988
	7,742,431	32,171,851

Amounts in the above table reflect the common stock equivalents.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted ASC 842 issued by the FASB in February 2016, which was subsequently supplemented by clarifying guidance to improve financial reporting of leasing transactions. The new lease accounting guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements.

The Company adopted the new standard using the modified retrospective transition method utilizing the optional transition method and elected the package of practical expedients. Accordingly, prior periods will not be restated to reflect the adopted standard. In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). The Company has elected the practical expedient to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. Upon adoption, the Company recorded a right of use asset of $2.5 million and corresponding operating lease liabilities of $2.5 million, with an offset to accrued expenses and other current liabilities of approximately $64,000 to eliminate deferred rent on the balance sheets. Refer to Note 7 for the Company’s lease disclosures.

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of March 31, 2021.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the right-of-use lease asset based on the re-measured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received, and any initial direct costs incurred are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows for the three months ended March 31, 2021.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$360,549	$—	$—
December 31, 2020:
Assets:
Cash equivalents (Money Market Funds)	$217,072	$—	$—

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Compensation and related benefits	$3,247	$3,614
Research and development	2,904	3,421
Other	28	420
	$6,179	$7,455

6. Common Stock

Common Stock Offering

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

9.99% of the Company’s common stock immediately prior to and following such conversion, unless otherwise as expressly provided for in the Company’s restated certificate of incorporation. However, this ownership limitation may be increased (not to exceed 19.99%) or decreased to any other percentage designated by such holder of non-voting common stock upon 61 days’ notice to the Company.

7. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease, which expires in December 2022. The Company has an option to renew the leases for an additional 1-year period. This option to extend was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of March 31, 2021. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10.0%.

Rent expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

Future minimum annual lease payments under the Company’s noncancelable lease at March 31, 2021 is as follows:

(in thousands)
2021 (remaining)	$1,053
2022	1,403
Total undiscounted lease payments	2,456
Less imputed interest	(213)
Current and noncurrent lease liability	$2,243

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. During the three months ended March 31, 2021, the Company made matching contributions of $0.2 million.

Other Research and Development Arrangements

The Company enters into agreements with contract research organizations (“CROs”) to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

8. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of March 31, 2021, 6,555,615 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years. In September 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which, as of March 31, 2021, had 957,056 shares of common stock reserved for future issuance. No shares have been issued from the ESPP as of March 31, 2021.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$1,840	$173
General and administrative	2,046	189
	$3,886	$362

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	6,839,091	$8.46	9.17
Granted	115,575	$80.10
Exercised	(210,274)	$1.84
Forfeited	(11,423)	$7.94
Outstanding at March 31, 2021	6,732,969	$9.90	8.96
Exercisable at March 31, 2021	1,209,260	$1.99	8.26

At March 31, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $232.3 million and $50.0 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2021 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $7.37	3,300,710	8.46	$1.80	1,181,544	$1.73
$7.38 - $15.93	3,118,268	9.42	12.85	26,564	12.85
$15.94 - $88.98	313,991	9.74	65.66	1,152	19.00
	6,732,969			1,209,260

The weighted-average grant date fair value of options granted was $68.39 and $2.87 per share for the three months ended March 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $9.5 million for the three months ended March 31, 2021. The Company recorded stock-based compensation expense of $3.7 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, related to stock options. As of March 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $52.5 million, which the Company expects to recognize over a weighted-average period of 3.34 years.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2021	2020
Expected volatility	117.13%	91.60%
Risk-free interest rate	0.76%	1.88%
Expected life (in years)	6.06	6.25
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2021	1,214,778	$2.09
Vested	(205,316)	$2.31
Unvested balance at March 31, 2021	1,009,462	$2.05

The Company recorded stock-based compensation expense of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, related to RSAs. As of March 31, 2021, the total unrecognized expense related to all RSAs was $2.0 million, which the Company expects to recognize over a weighted-average period of 2.49 years.

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

Overview

We are a clinical-stage precision oncology company focused on discovering and developing small molecule therapies optimized to target the key driver mechanisms in cancers with high unmet need. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical development. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for four investigational new drug applications, or INDs, and successfully advanced three of these programs into clinical development, with the fourth expected to begin clinical development in the coming months. In addition, we have three unique programs in various stages of preclinical development that we plan to advance into clinical development beginning in 2021.

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

Our lead product candidates are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. We are currently advancing our first clinical candidate, PRT543, in a Phase 1 clinical trial in select solid tumors and myeloid malignancies in patients who are refractory to or intolerant of established therapies. Interim Phase 1 results indicate dose-dependent increases in exposure and target engagement, and we have observed early signs of clinical activity, including an ongoing confirmed complete response, or CR, in a patient with HRD+ high grade serous ovarian cancer through nine months of therapy. A complete response is defined as the disappearance of all target lesions. We will need to enroll and demonstrate objective responses in additional patients to support further development and potential approval by the FDA or other regulatory authorities, and while such approval is not guaranteed, we are encouraged by the clinical activity as of the date of this Quarterly Report on Form 10-Q. Patient enrollment is complete in the adenoid cystic carcinoma expansion cohort of the Phase 1 trial, and enrollment is underway in additional expansion cohorts of solid tumors and hematological malignancies. We anticipate presenting initial clinical data from the Phase 1 trial at medical meetings in the second half of 2021.

We are also advancing PRT811, a second PRMT5 inhibitor that we have optimized for high brain exposure, in a Phase 1 clinical trial in solid tumors, including GBM. As of the date of this Quarterly Report on Form 10-Q, the trial has demonstrated early signs of clinical activity and tolerability. The previously disclosed refractory GBM patient whose tumor had demonstrated a 66% reduction on monotherapy PRT811 subsequently underwent a follow-up MRI at week 18 and the regression has improved to 77% from baseline, confirming a partial response, or PR, per RANO (response assessment in neuro-oncology) criteria. We expect to begin enrolling patients in the expansion portion of the Phase 1 clinical trial by mid-2021 and anticipate obtaining initial clinical data from this trial by the end of 2021.

PRT1419, our third clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the Phase 1 open-label, multicenter clinical trial for the oral formulation of PRT1419. We expect to add dose expansion and combination cohorts to this Phase 1 clinical trial in the second half of 2021. Additionally, in March 2021, the FDA cleared our IND for an intravenous (IV) formulation of PRT1419. A Phase 1 trial of the IV formulation, which leverages the optimized physicochemical properties of MRT1419, is expected to commence in the coming months.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $21.3 million for the three months ended March 31, 2021 as compared to $9.5 million for the three months ended March 31, 2020, and as of March 31, 2021, we had an accumulated deficit of $128.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2021, we had $363.0 million in cash and cash equivalents. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into 2023.

COVID-19 Impact

We are continuing to proactively monitor and assess the current coronavirus disease 2019, or COVID-19, global pandemic. Since early March 2020, we have been monitoring the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. The safety and well-being of employees, patients and partners is our highest priority.

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

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and grant income received from the State of Delaware. We anticipate re-applying for the grant from the State of Delaware from time to time as long as we maintain qualifying headcount levels in the State of Delaware. We expect our interest income, net to increase due to our investment of cash received our stock offerings.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,		Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$16,470	$8,536	$7,934
General and administrative	5,497	1,201	4,296
Total operating expenses	21,967	9,737	12,230
Loss from operations	(21,967)	(9,737)	(12,230)
Other income, net	667	226	441
Net loss	$(21,300)	$(9,511)	$(11,789)

Research and Development Expenses

Research and development expenses increased by $7.9 million to $16.5 million for the three months ended March 31, 2021 from $8.5 million for the three months ended March 31, 2020. The increase was mainly due to increased clinical research costs for the PRT543 and PRT811 clinical trials and increased costs associated with the initiation of the clinical trial for oral PRT1419, as well as preparation for the anticipated initiation of the Phase 1 trial for IV PRT1419 in the coming months. We also incurred an increase in chemistry, manufacturing and other costs for those trials. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Three months ended March 31,
(in thousands)	2021	2020
PRT543	$3,265	$2,174
PRT811	1,790	350
PRT1419	1,936	1,898
Discovery programs	3,172	528
Internal costs, including personnel related	6,307	3,586
	$16,470	$8,536

General and Administrative Expenses

General and administrative expenses increased by $4.3 million to $5.5 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The increase was primarily due to an increase in personnel related expense due to increases in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs to operate as a public company.

Other Income, net

Other income, net increased by $0.4 million primarily due to the receipt and recognition of a research and development tax credit from the State of Delaware in the first quarter of 2021.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of March 31, 2021, we had $363.0 million in cash and cash equivalents and had an accumulated deficit of $128.7 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020
Cash used in operating activities	$(16,143)	$(9,921)
Cash used in investing activities	(986)	(80)
Cash provided by financing activities	161,810	29,847
Net increase in cash and cash equivalents	$144,681	$19,846

Operating Activities

During the three months ended March 31, 2021, we used $16.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $21.3 million, offset by a $0.8 million net decrease in our operating assets and liabilities and noncash charges of $4.3 million, which consisted of $0.2 million in depreciation and $3.9 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2020, we used $9.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $9.5 million and a net increase of $0.9 million in our operating assets and liabilities, offset by $0.5 million of noncash charges, which consisted of $0.1 million in depreciation and amortization and $0.4 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the three months ended March 31, 2021 and 2020, we used $1.0 million and $0.1 million of cash, respectively, for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $161.8 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $0.4 million from the exercise of stock options. During the three months ended March 31, 2020 net cash provided by financing activities consisted of $29.8 million from the sale of our Series B convertible preferred stock, offset by payments of $95,000 for our capital lease obligation.

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

Critical Accounting Policies

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the three months March 31, 2021 and 2020, we reported a net loss of $21.3 million and $9.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $128.7 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811 and PRT1419, and our research efforts on other potential product candidates targeting Protein Arginine Methyltransferase 5, or PRMT5, Myeloid Cell Leukemia Sequence 1, or MCL1, Cyclin-dependent kinase 9, or CDK9, and Brahma homologue, or BRM, otherwise known as SMARCA2. As of March 31, 2021, our cash and cash equivalents were $363.0 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811 and PRT1419 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the planned expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trial for oral PRT1419 and development and subsequent INDs of other future product candidates we may choose to pursue, including IV PRT1419, PRT2527, our CDK9 inhibitor, a SMARCA2 protein degrader and a kinase inhibitor. In addition, if we obtain marketing approval for PRT543, PRT811, PRT1419 or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of PRT543, PRT811, PRT1419 or such other product candidate, respectively. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

•

initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for PRT543 as a treatment for patients with hematological malignancies and advanced solid tumors, PRT811 as a treatment for patients with glioblastoma and advanced solid tumors and PRT1419 as a treatment for patients with certain solid tumors and hematological malignancies;

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

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to, and ownership and investment interests held by, physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of March 31, 2021, we had 105 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. In the future, we may rely on licensing partners to pay these fees due to U.S. and non-

U.S. patent agencies and to comply with these other requirements with respect to any future licensed patents and patent applications. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products of technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO, and has ranged from $23.69 to $95.38 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q and the following:

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

As of March 31, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at March 31, 2021, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 75.6% of the voting power, and the former non-voting common stock would represent 24.4% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q as well as our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Quarterly Report on Form 10-Q.

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q as well as our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Prelude Therapeutics Incorporated

Date: May 11, 2021	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2021	By:	/s/ Brian Piper
Brian Piper, M.B.A.
Chief Financial Officer
(Principal Accounting Officer)