Form 10-Q
period 2021-06-30
Prelude Therapeutics Inc
filed 2021-08-12
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 9, 2021, the registrant had 47,093,531 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$343,119	$218,309
Prepaid expenses and other current assets	1,456	2,500
Total current assets	344,575	220,809
Property and equipment, net	3,109	2,480
Right-of-use asset	1,897	—
Deferred offering costs	—	301
Total assets	$349,581	$223,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,844	$3,920
Accrued expenses and other current liabilities	6,430	7,455
Operating lease liability	1,403	—
Total current liabilities	14,677	11,375
Other liabilities	—	32
Operating lease liability	543	—
Total liabilities	15,220	11,407
Commitments (Note 7)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 35,636,695 and 32,595,301 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,110,371 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	489,947	319,605
Accumulated deficit	(155,591)	(107,426)
Total stockholders’ equity	334,361	212,183
Total liabilities and stockholders’ equity	$349,581	$223,590

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$22,409	$9,776	$38,879	$18,312
General and administrative	5,513	1,660	11,010	2,861
Total operating expenses	27,922	11,436	49,889	21,173
Loss from operations	(27,922)	(11,436)	(49,889)	(21,173)
Other income, net	1,057	28	1,724	254
Net loss	$(26,865)	$(11,408)	$(48,165)	$(20,919)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.58)	$(5.50)	$(1.06)	$(10.65)
Weighted average common shares outstanding, basic and diluted	46,057,112	2,074,108	45,592,117	1,964,403

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity
	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$(107,426)	$212,183
Exercise of stock options	210,274	—	—	—	386	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	3,886
Net loss	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31, 2021	35,388,909	$4	11,402,037	$1	$485,288	$(128,726)	$356,567
Exercise of stock options	247,786	—	—	—	422	—	422
Stock-based compensation expense	—	—	—	—	4,237	—	4,237
Net loss	—	—	—	—	—	(26,865)	(26,865)
Balance at June 30, 2021	35,636,695	$4	11,402,037	$1	$489,947	$(155,591)	$334,361

	Convertible preferred stock				Stockholders’ deficit
	Series A		Series B		Common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	11,736,119	$36,595	7,628,846	$29,848	3,161,653	$—	$1,085	$(50,497)	$(49,412)
Sale of Series B convertible preferred stock, net of offering costs of $152	—	—	7,628,846	29,942	—	—	—	—	—
Stock-based compensation expense, including issuance of RSAs	—	—	—	—	432,301	—	362	—	362
Net loss	—	—	—	—	—	—	—	(9,511)	(9,511)
Balance at March 31, 2020	11,736,119	$36,595	15,257,692	$59,790	3,593,954	$—	$1,447	$(60,008)	$(58,561)
Exercise of stock options	—	—	—	—	36,745	—	31	—	31
Stock-based compensation expense	—	—	—	—	—	—	627	—	627
Net loss	—	—	—	—	—	—	—	(11,408)	(11,408)
Balance at June 30, 2020	11,736,119	$36,595	15,257,692	$59,790	3,630,699	$—	$2,105	$(71,416)	$(69,311)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(48,165)	$(20,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	267
Noncash lease expense	572	—
Stock-based compensation	8,123	989
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,044	364
Accounts payable	3,327	1,134
Accrued expenses and other liabilities	(856)	(658)
Operating lease liabilities	(459)	—
Net cash used in operating activities	(36,055)	(18,823)
Cash flows used in investing activities:
Purchases of property and equipment	(1,367)	(122)
Net cash used in investing activities	(1,367)	(122)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	161,424	—
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	29,942
Payment of capital lease obligation	—	(191)
Proceeds from the exercise of stock options	808	31
Net cash provided by financing activities	162,232	29,782
Net increase in cash and cash equivalents	124,810	10,837
Cash and cash equivalents at beginning of period	218,309	18,879
Cash and cash equivalents at end of period	$343,119	$29,716
Supplemental disclosures:
Property and equipment in accounts payable	$386	$73
Offering costs in accounts payable	$—	$290
Offering costs in accrued expenses and other current liabilities	$—	$185

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $155.6 million at June 30, 2021. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into mid-2023.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 found in the Form 10-K filed with the SEC on March 16, 2021. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2021 and December 31, 2020.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and convertible preferred stock, and the effect from unvested restricted stock awards which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s convertible preferred stock and unvested restricted stock entitles the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock and unvested restricted stock have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2021	2020
Series A convertible preferred stock	—	11,736,119
Series B convertible preferred stock	—	15,257,692
Unvested restricted stock awards	841,965	1,409,250
Unvested restricted stock units	25,000	—
Stock options	6,769,438	3,578,863
	7,636,403	31,981,924

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

The Company adopted the new standard using the modified retrospective transition method utilizing the optional transition method and elected the package of practical expedients. Accordingly, prior periods were not restated to reflect the adopted standard. In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). The Company has elected the practical expedient to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. Upon adoption, the Company recorded a right of use asset of $2.5 million and corresponding operating lease liabilities of $2.5 million, with an offset to accrued expenses and other current liabilities of approximately $64,000 to eliminate deferred rent on the balance sheets.

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company entered into a short-term lease in June 2021 and elected the short-term lease exemption that allows the Company to record the rent expense on a straight-line basis and does not require the recognition of a right-of-use asset or corresponding operating lease liability. Refer to Note 7 for the Company’s lease disclosures.

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

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows for the six months ended June 30, 2021.

4. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2021:
Assets:
Cash equivalents (Money Market Funds)	$341,198	$—	$—
December 31, 2020:
Assets:
Cash equivalents (Money Market Funds)	$217,072	$—	$—

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Compensation and related benefits	$2,330	$3,614
Research and development	4,071	3,421
Other	29	420
	$6,430	$7,455

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

7. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease, which expires in December 2022. The Company has an option to renew the leases for an additional 1-year period. This option to extend was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of June 30, 2021. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10.0%. In June 2021, the Company signed a 12-month noncancelable lease, which commenced on July 1, 2021 and will expire on June 30, 2022 and has remaining lease payments of approximately $0.2 million in both 2021 and 2022.

Rent expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively.

Future minimum annual lease payments under the Company’s noncancelable lease at June 30, 2021 is as follows:

(in thousands)
2021 (remaining)	$702
2022	1,403
Total undiscounted lease payments	2,105
Less imputed interest	(159)
Current and noncurrent lease liability	$1,946

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 3% of the participant’s compensation. During the three and six months ended June 30, 2021, the Company made matching contributions of $0.1 million and $0.3 million, respectively.

Other Research and Development Arrangements

The Company enters into agreements with contract research organizations (“CROs”) to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

8. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of June 30, 2021, 6,282,783 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years. In September 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which, as of June 30, 2021, had 957,056 shares of common stock reserved for future issuance. No shares have been issued from the ESPP as of June 30, 2021.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$2,203	$244	$4,043	$417
General and administrative	2,034	383	4,080	572
	$4,237	$627	$8,123	$989

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	6,839,091	$8.46	9.17
Granted	423,395	$45.30
Exercised	(458,060)	$1.76
Forfeited	(34,988)	$43.36
Outstanding at June 30, 2021	6,769,438	$11.04	8.79
Exercisable at June 30, 2021	1,255,060	$2.21	8.13

At June 30, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $131.1 million and $33.2 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2021 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $7.37	3,051,304	8.23	$1.80	1,205,008	$1.76
$7.38 - $15.93	3,116,323	9.17	12.85	48,322	12.85
$15.94 - $88.98	601,811	9.72	48.42	1,730	19.00
	6,769,438			1,255,060

The weighted-average grant date fair value of options granted was $38.31 and $2.88 per share for the six months ended June 30, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $18.3 million for the six months ended June 30, 2021. The Company recorded stock-based compensation expense of $4.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, related to stock options. The Company recorded stock-based compensation expense of $7.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, related to stock options. As of June 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $55.6 million, which the Company expects to recognize over a weighted-average period of 3.05 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2021	2020
Expected volatility	115.05%	111.81%
Risk-free interest rate	0.93%	0.51%
Expected life (in years)	5.91	6.25
Expected dividend yield	—	—

Restricted Stock Awards and Units

The Company issues restricted stock awards (“RSA”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then monthly thereafter. Any unvested shares will be forfeited upon termination of services. The fair value of an RSA is equal to the fair market value price of the Company’s common stock on the date of grant. RSA expense is recorded on a straight-line basis over the vesting period.

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2021	1,214,778	$2.09
Vested	(372,813)	$1.95
Unvested balance at June 30, 2021	841,965	$2.16

The Company recorded stock-based compensation expense of $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, related to RSAs. As of June 30, 2021, the total unrecognized expense related to all RSAs was $1.8 million, which the Company expects to recognize over a weighted-average period of 2.26 years.

During the six months ended June 30, 2021, the Company granted 25,000 restricted stock units (“RSU”) to an employee that vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services. At June 30, 2021 the total unrecognized expense related to the RSUs was $0.8 million, which the Company expects to recognize over 3.95 years.

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

Overview

We are a clinical-stage precision oncology company focused on discovering and developing small molecule therapies optimized to target the key driver mechanisms in cancers with high unmet need. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical development. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for four investigational new drug applications, or INDs, and successfully advanced these programs into clinical development. In addition, we have three unique programs in various stages of preclinical development that we plan to advance into clinical development beginning in 2021.

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

Our lead product candidates are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. We are currently advancing our first clinical candidate, PRT543, in a Phase 1 clinical trial in select solid tumors and myeloid malignancies in patients who are refractory to or intolerant of established therapies. Interim Phase 1 results indicate dose-dependent increases in exposure and target engagement, and we have observed early signs of clinical activity, including an ongoing confirmed complete response, or CR, in a patient with HRD+ high grade serous ovarian cancer through nine months of therapy. A complete response is defined as the disappearance of all target lesions. We will need to enroll and demonstrate objective responses in additional patients to support further development and potential approval by the FDA or other regulatory authorities, and while such approval is not guaranteed, we are encouraged by the clinical activity as of the date of this Quarterly Report on Form 10-Q. Patient enrollment is continuing in multiple biomarker-selected solid tumor and hematologic malignancy expansion cohorts. We anticipate presenting data from the dose escalation portion of the Phase 1 trial in unselected patient populations, including safety, PK and PD data and markers of target engagement, at the AACR-NCI-EORTC Annual Meeting in October 2021 and data from the expansion cohorts of the trial at medical meetings throughout 2022.

We are also advancing PRT811, a second PRMT5 inhibitor that we have optimized for high brain exposure, in a Phase 1 clinical trial in solid tumors, including GBM. As of the date of this Quarterly Report on Form 10-Q, the trial has demonstrated early signs of clinical activity and tolerability. The previously disclosed refractory GBM patient whose tumor had demonstrated a 66% reduction on monotherapy PRT811 subsequently underwent a follow-up MRI at week 18 and the regression improved to 77% from baseline, confirming a partial response, or PR, per RANO (response assessment in neuro-oncology) criteria. We will present data from the dose escalation portion of the Phase 1 trial in unselected patient populations, including safety, PK and PD data and markers of target engagement, at the AACR-NCI-EORTC Annual Meeting in October 2021. We anticipate beginning the dose expansion portion of the Phase 1 trial in the third quarter of 2021 in selected patients with central nervous system cancers, including high grade gliomas and CNS metastatic cancers. We expect to present data from these expansion cohorts at medical meetings throughout 2022.

PRT1419, our third clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the dose escalation portion of a Phase 1 open-label, multicenter clinical trial for the oral formulation of PRT1419. We expect to add dose expansion and combination cohorts to the Phase 1 clinical trial in the second half of 2021. Additionally, in March 2021, the FDA cleared our IND for an intravenous (IV) formulation of PRT1419. The Phase 1 trial of the IV formulation of PRT1419, which leverages the optimized physicochemical properties of PRT1419, is now underway in patients with solid tumors.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $48.2 million for the six months ended June 30, 2021 as compared to $20.9 million for the six months ended June 30, 2020, and as of June 30, 2021, we had an accumulated deficit of $155.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2021, we had $343.1 million in cash and cash equivalents. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into mid-2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,		Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$22,409	$9,776	$12,633
General and administrative	5,513	1,660	3,853
Total operating expenses	27,922	11,436	16,486
Loss from operations	(27,922)	(11,436)	(16,486)
Other income, net	1,057	28	1,029
Net loss	$(26,865)	$(11,408)	$(15,457)

Research and Development Expenses

Research and development expenses increased by $12.6 million to $22.4 million for the three months ended June 30, 2021 from $9.8 million for the three months ended June 30, 2020. The increase was mainly due to increased clinical research costs for the PRT543, PRT811 and PRT1419 (Oral and IV). Our chemistry, manufacturing and other costs for those trials also increased. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Three months ended June 30,
(in thousands)	2021	2020
PRT543	$4,415	$1,886
PRT811	4,550	1,217
PRT1419 (Oral and IV)	1,863	2,109
Discovery programs	4,215	1,442
Internal costs, including personnel related	7,366	3,122
	$22,409	$9,776

General and Administrative Expenses

General and administrative expenses increased by $3.9 million to $5.5 million for the three months ended June 30, 2021 from $1.6 million for the three months ended June 30, 2020. The increase was primarily due to an increase in personnel related expense due to an increase in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs to operate as a public company.

Other Income, net

Other income, net increased by $1.0 million primarily due to the receipt and recognition of a research and development tax credit from the State of Delaware in the second quarter of 2021.

Results of Operations

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,		Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$38,879	$18,312	$20,567
General and administrative	11,010	2,861	8,149
Total operating expenses	49,889	21,173	28,716
Loss from operations	(49,889)	(21,173)	(28,716)
Other income, net	1,724	254	1,470
Net loss	$(48,165)	$(20,919)	$(27,246)

Research and Development Expenses

Research and development expenses increased by $20.6 million to $38.9 million for the six months ended June 30, 2021 from $18.3 million for the six months ended June 30, 2020. The increase was mainly due to increased clinical research costs for the PRT543 and PRT811. Our chemistry, manufacturing and other costs for those trials also increased. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Six months ended June 30,
(in thousands)	2021	2020
PRT543	$7,680	$4,060
PRT811	6,340	1,566
PRT1419 (Oral and IV)	3,800	4,007
Discovery programs	7,387	1,970
Internal costs, including personnel related	13,672	6,709
	$38,879	$18,312

General and Administrative Expenses

General and administrative expenses increased by $8.1 million to $11.0 million for the six months ended June 30, 2021 from $2.9 million for the six months ended June 30, 2020. The increase was primarily due to an increase in personnel related expense due to increases in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs to operate as a public company.

Other Income, net

Other income, net increased by $1.5 million primarily due to the receipt and recognition of a research and development tax credit from the State of Delaware in the first and second quarter of 2021.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of June 30, 2021, we had $343.1 million in cash and cash equivalents and had an accumulated deficit of $155.6 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020
Cash used in operating activities	$(36,055)	$(18,823)
Cash used in investing activities	(1,367)	(122)
Cash provided by financing activities	162,232	29,782
Net increase in cash and cash equivalents	$124,810	$10,837

Operating Activities

During the six months ended June 30, 2021, we used $36.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $48.2 million, offset by a $3.1 million net decrease in our operating assets and liabilities and noncash charges of $9.1 million, which consisted of $0.4 million in depreciation, $0.6 million noncash lease expense and $8.1 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2020, we used $18.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $20.9 million, offset by a $0.8 million net decrease in our operating assets and liabilities and noncash charges of $1.3 million, which consisted of $0.3 million in depreciation and $1.0 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the six months ended June 30, 2021 and 2020, we used $1.4 million and $0.1 million of cash, respectively, for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2021, financing activities provided $162.2 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $0.8 million from the exercise of stock options. During the six months ended June 30, 2020, financing activities provided $29.8 million of cash. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $29.9 million from the sale of our Series B convertible preferred stock and $31,000 of proceeds received from the exercise of stock options, offset by payments of $0.2 million for our capital lease obligation.

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

Critical Accounting Policies

During the three months ended June 30, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the six months June 30, 2021 and 2020, we reported a net loss of $48.2 million and $20.9 million, respectively. As of June 30, 2021, we had an accumulated deficit of $155.6 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811 and PRT1419, and our research efforts on other potential product candidates targeting Protein Arginine Methyltransferase 5, or PRMT5, Myeloid Cell Leukemia Sequence 1, or MCL1, Cyclin-dependent kinase 9, or CDK9, and Brahma homologue, or BRM, otherwise known as SMARCA2. As of June 30, 2021, our cash and cash equivalents were $343.1 million.

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

•	complete successful Phase 1 portions of PRT543, PRT811 and PRT1419 clinical trials;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Trump and Biden administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. On July 9, 2021, President Biden issued an executive order supporting the importation of drugs from Canada as an effort to reduce prescription drug costs, requesting that the Department of Health and Human Services develop a plan to address drug pricing by the end of the summer of 2021 and encouraging the Federal Trade Commission to use its rulemaking authority to combat unfair anticompetitive conduct related to the introduction of generic drugs and biosimilars to the market. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. There are a number of pharmaceutical and biotechnology companies that currently are pursuing the development of precision oncology therapies optimized to effectively target the key driver mechanisms in cancers with high unmet need, including Black Diamond Therapeutics, Inc., Constellation Pharmaceuticals, Inc., Kronos Bio, Inc., Repare Therapeutics Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., and Zentalis Pharmaceuticals, LLC. In addition, we may face competition from companies pursuing the development of product candidates that are based on targeting pathways of adaptive resistance, including Amgen Inc., or Amgen, AbbVie Inc., or AbbVie, AstraZeneca PLC, or AstraZeneca, GlaxoSmithKline plc, or GlaxoSmithKline, Johnson & Johnson, Pfizer Inc., or Pfizer, Vincerx Pharma , or Vincerx, and Novartis International AG, or Novartis.

Specifically, with respect to our lead product candidates, we expect that our current product candidates PRT543 and PRT811 will compete against other PRMT5 inhibitors which are currently in clinical development, including those of GlaxoSmithKline (GSK3326595), Johnson & Johnson (JNJ-64619178) and Pfizer (PF-06939999). Development efforts and clinical results of these other product candidates may be unsuccessful, which could result in a negative perception of PRMT5 inhibitors, for instance, and negatively impact the regulatory approval process of our product candidates, which would have a material and adverse effect on our business. For our product candidate PRT1419, other companies are developing MCL1 inhibitors with monotherapy and/or combination trials ongoing, including Amgen (AMG176), AstraZeneca (AZD5991) and Novartis (MIK665). For our preclinical CDK9 program, AstraZeneca, Vincerx and Kronos Bio have CDK9 programs in Phase 1 clinical trials.

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

As of June 30, 2021, we had 100 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, after which the GDPR will be converted into United Kingdom law. Beginning in 2021, the United Kingdom became a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

As of June 30, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at June 30, 2021, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 75.8% of the voting power, and the former non-voting common stock would represent 24.2% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: August 12, 2021	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2021	By:	/s/ Brian Piper
Brian Piper, M.B.A.
Chief Financial Officer
(Principal Accounting Officer)