Form 10-Q
period 2021-09-30
Prelude Therapeutics Inc
filed 2021-11-12
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 8, 2021, the registrant had 47,215,352 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$61,424	$218,309
Marketable securities	259,441	—
Prepaid expenses and other current assets	5,032	2,500
Total current assets	325,897	220,809
Property and equipment, net	3,213	2,480
Right-of-use asset	2,107	—
Deferred offering costs	—	301
Total assets	$331,217	$223,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,062	$3,920
Accrued expenses and other current liabilities	6,765	7,455
Operating lease liability	1,836	—
Total current liabilities	19,663	11,375
Other liabilities	—	32
Operating lease liability	312	—
Total liabilities	19,975	11,407
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 35,789,759 and 32,595,301 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,110,371 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	497,691	319,605
Accumulated other comprehensive income (loss)	(176)	—
Accumulated deficit	(186,278)	(107,426)
Total stockholders’ equity	311,242	212,183
Total liabilities and stockholders’ equity	$331,217	$223,590

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$22,721	$15,293	$61,600	$33,605
General and administrative	8,115	2,851	19,125	5,712
Total operating expenses	30,836	18,144	80,725	39,317
Loss from operations	(30,836)	(18,144)	(80,725)	(39,317)
Other income, net	149	1,384	1,873	1,638
Net loss	$(30,687)	$(16,760)	$(78,852)	$(37,679)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.66)	$(5.25)	$(1.72)	$(15.83)
Weighted average common shares outstanding, basic and diluted	46,330,794	3,194,471	45,841,049	2,380,100
Comprehensive loss
Net loss	$(30,687)	$(16,760)	$(78,852)	$(37,679)
Unrealized gain (loss) on marketable securities, net of tax	(176)	—	(176)	—
Comprehensive loss	$(30,863)	$(16,760)	$(79,028)	$(37,679)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$—	$(107,426)	$212,183
Exercise of stock options	210,274	—	—	—	386	—	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	—	3,886
Net loss	—	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31,2021	35,388,909	$4	11,402,037	$1	$485,288	$—	$(128,726)	$356,567
Exercise of stock options	247,786	—	—	—	422	—	—	422
Stock-based compensation expense	—	—	—	—	4,237	—	—	4,237
Net loss	—	—	—	—	—	—	(26,865)	(26,865)
Balance at June 30,2021	35,636,695	$4	11,402,037	$1	$489,947	$—	$(155,591)	$334,361
Exercise of stock options	153,064	—	—	—	711	—	—	711
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(176)	—	(176)
Stock-based compensation expense	—	—	—	—	7,033	—	—	7,033
Net loss	—	—	—	—	—	—	(30,687)	(30,687)
Balance at September 30,2021	35,789,759	$4	11,402,037	$1	$497,691	$(176)	$(186,278)	$311,242

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A		Series B		Series C		Voting common stock		Non-voting common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2020	11,736,119	$36,595	7,628,846	$29,848	—	$—	3,161,653	$—	—	$—	$1,085	$(50,497)	$(49,412)
Sale of Series B convertible preferred stock, net of offering costs of $58	—	—	7,628,846	29,942	—	—	—	—	—	—	—	—	—
Stock-based compensation expense, including issuance of RSAs	—	—	—	—	—	—	432,301	—	—	—	362	—	362
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,511)	(9,511)
Balance at March 31, 2020	11,736,119	$36,595	15,257,692	$59,790	—	$—	3,593,954	$—	—	$—	$1,447	$(60,008)	$(58,561)
Exercise of stock options	—	—	—	—	—	—	36,745	—	—	—	31	—	31
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	627	—	627
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,408)	(11,408)
Balance at June 30, 2020	11,736,119	$36,595	15,257,692	$59,790	—	$—	3,630,699	$—	—	$—	$2,105	$(71,416)	$(69,311)
Exercise of stock options	—	—	—	—	—	—	61,509	—	—	—	65	—	65
Sale of Series C convertible preferred stock, net of offering costs of $174	—	—	—	—	3,443,612	49,826	—	—	—	—	—	—	—
Conversion of convertible preferred stock into voting and non-voting common stock upon initial public offering	(11,736,119)	(36,595)	(15,257,692)	(59,790)	(3,443,612)	(49,826)	19,327,052	2	11,110,371	1	146,208	—	146,211
Sale of common stock in initial public offering, net of offering costs of $2,538	—	—	—	—	—	—	9,573,750	1	—	—	166,629	—	166,630
Stock-based compensation expense, including issuance of restricted stock awards	—	—	—	—	—	—	—	—	—	—	1,472	—	1,472
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,760)	(16,760)
Balance at September 30, 2020	—	$—	—	$—	—	$—	32,593,010	$3	11,110,371	$1	$316,479	$(88,176)	$228,307

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(78,852)	$(37,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	409
Noncash lease expense	928	—
Stock-based compensation	15,156	2,461
Amortization of premium and discount on marketable securities, net	356	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,532)	(1,924)
Accounts payable	7,834	1,931
Accrued expenses and other liabilities	(393)	3,472
Operating lease liabilities	(951)	—
Net cash used in operating activities	(57,829)	(31,330)
Cash flows used in investing activities:
Purchases of marketable securities	(259,973)	—
Purchases of property and equipment	(2,026)	(292)
Net cash used in investing activities	(261,999)	(292)
Cash flows provided by financing activities:
Proceeds from the issuance of common stock upon initial public offering, net of offering costs	—	167,929
Proceeds from the sale of common stock, net of offering costs	161,424	—
Proceeds from the sale of Series C convertible preferred stock, net of offering costs	—	49,826
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	29,942
Payment of capital lease obligation	—	(258)
Proceeds from the exercise of stock options	1,519	96
Net cash provided by financing activities	162,943	247,535
Net (decrease) increase in cash and cash equivalents	(156,885)	215,913
Cash and cash equivalents at beginning of period	218,309	18,879
Cash and cash equivalents at end of period	$61,424	$234,792
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$567	$—
Property and equipment in accounts payable	$97	$90
Unrealized gain (loss) on marketable securities	$(176)	$—
Offering costs in accounts payable	$—	$1,079
Offering costs in accrued expenses and other current liabilities	$—	$220

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $186.3 million at September 30, 2021. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease and emerging variants which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future financial statements.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 found in the Form 10-K filed with the SEC on March 16, 2021. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2021 and December 31, 2020.

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and commercial paper that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are included in the Company's statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2021	2020
Unvested restricted stock awards	717,698	1,312,024
Unvested restricted stock units	25,000	—
Stock options	8,091,689	6,649,882
Employee stock purchase plan	8,742	—
	8,843,129	7,961,906

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

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company entered into a short-term lease in June 2021 and elected the short-term lease exemption that allows the Company to record the rent expense on a straight-line basis and does not require the recognition of a right-of-use asset or corresponding operating lease liability. Refer to Note 8 for the Company’s lease disclosures.

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

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows for the nine months ended September 30, 2021.

Accounting guidance not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” which has subsequently been amended by ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, and ASU No. 2020-03 (“ASU 2016-03”). This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of September 30, 2021. The Company did not have any marketable securities as of December 31, 2020.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
Marketable securities
Corporate debt securities	$193,322	$30	$(205)	$193,147
Commercial paper	66,295	4	(5)	66,294
	$259,617	$34	$(210)	$259,441

The Company’s marketable securities generally have contractual maturity dates of between four and 21 months.

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2021:
Assets:
Cash equivalents (Money Market Funds)	$57,580	$—	$—
Marketable securities
Corporate debt securities	—	193,147	—
Commercial paper	—	66,294	—
Total	$57,580	$259,441	$—

December 31, 2020:
Assets:
Cash equivalents (Money Market Funds)	$217,072	$—	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Compensation and related benefits	$3,508	$3,614
Research and development	2,687	3,421
Other	570	420
	$6,765	$7,455

7. Common Stock

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”), which expires in December 2022, which was amended during the third quarter of 2021 to include additional office and laboratory space to accommodate the Company’s growth. The Company has an option to renew the Lease for an additional 1-year period. This option to extend was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of September 30, 2021. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10.0%. In June 2021, the Company entered into a 12-month noncancelable lease, which commenced on July 1, 2021 and will expire on June 30, 2022 and has remaining lease payments of approximately $0.1 million and $0.2 million in 2021 and 2022, respectively. The Company adopted the short-term lease election as afforded by ASC 842 and did not recognize a right-of-use asset and operating lease liability related to this short-term lease.

Rent expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.8 million, respectively.

Future minimum annual lease payments under the Lease at September 30, 2021 is as follows:

(in thousands)
2021 (remaining)	$459
2022	1,836
Total undiscounted lease payments	2,295
Less imputed interest	(147)
Current and noncurrent lease liability	$2,148

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 3% of the participant’s compensation. During the three and nine months ended September 30, 2021, the Company made matching contributions of $0.1 million and $0.4 million, respectively.

Research Collaboration Agreement

In September 2021, the Company entered into a research collaboration agreement estimated to last for approximately one year (the “Darwin Health Agreement”) with Darwin Health, Inc. (“DarwinHealth”). Under the terms of the Darwin Health Agreement, DarwinHealth will utilize their drug discovery technologies and certified methodologies in precision oncology to advance and accelerate clinical development for certain of the Company’s programs across a broad range of tumor subtypes. The Company will pay DarwinHealth a total of $3.0 million in three equal installments over the one-year term (the “Research Term”) to fund the research and, if the Company adopts any of DarwinHealth’s development ideas, the Company will be responsible for the development, manufacturing, and commercialization of any such products. In addition to research funding, DarwinHealth is eligible to receive future research, development and regulatory milestones of up to $3.0 million for each product candidate and is also eligible to receive tiered royalties in the low single digits on net sales of each product developed using DarwinHealth’s development technologies or methods. However, within eighteen-months following the Research Term, the Company, in its sole discretion, may notify DarwinHealth that it will not utilize its development ideas and will be entitled to receive a refund of $0.5 million.

Other Research and Development Arrangements

The Company enters into agreements with contract research organizations (“CROs”) to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of September 30, 2021, 4,782,468 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$3,262	$630	$7,305	$1,047
General and administrative	3,771	842	7,851	1,414
	$7,033	$1,472	$15,156	$2,461

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	6,839,091	$8.46	9.17
Granted	2,228,869	$33.82
Exercised	(611,124)	$2.49
Forfeited	(365,147)	$21.68
Outstanding at September 30, 2021	8,091,689	$15.30	8.82
Exercisable at September 30, 2021	2,094,067	$6.10	8.27

At September 30, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $139.3 million and $52.8 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2021 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $7.37	2,938,521	8.00	$1.81	1,306,386	$1.76
$7.38 - $15.93	2,842,233	8.92	12.85	775,853	12.85
$15.94 - $88.98	2,310,935	9.73	35.46	11,828	42.61
	8,091,689			2,094,067

The weighted-average grant date fair value of options granted was $24.88 and $8.44 per share for the nine months ended September 30, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $22.8 million for the nine months ended September 30, 2021. The Company recorded stock-based compensation expense of $6.7 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, related to stock options. The Company recorded stock-based compensation expense of $14.4 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively, related to stock options. As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $83.1 million, which the Company expects to recognize over a weighted-average period of 3.22 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended September 30,
	2021	2020
Expected volatility	88.50%	115.09%
Risk-free interest rate	0.87%	0.42%
Expected life (in years)	6.03	6.25
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2021	1,214,778	$2.09
Vested	(497,080)	$1.89
Unvested balance at September 30, 2021	717,698	$2.24

The Company recorded stock-based compensation expense of $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, related to RSAs. As of September 30, 2021, the total unrecognized expense related to all RSAs was $1.6 million, which the Company expects to recognize over a weighted-average period of 2.05 years.

During the nine months ended September 30, 2021, the Company granted 25,000 restricted stock units (“RSU”) to an employee that vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services. The Company recorded stock-based compensation expense of $0.1 million for the three and nine months ended September 30, 2021, respectively, related to RSUs. At September 30, 2021 the total unrecognized expense related to the RSUs was $0.8 million, which the Company expects to recognize over 3.70 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of September 30, 2021, had 957,056 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added in any particular year. No shares have been issued from the ESPP as of September 30, 2021.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million for the three and nine months ended September 30, 2021, respectively, related to the ESPP.

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

Our lead product candidates are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. Updated data from the dose escalation phase of the ongoing Phase 1 trial of PRT543 was presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics held October 7, 2021 through October 10, 2021. As of an August 6, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT543 enrolled a total of 49 patients across 18 unselected advanced solid tumors and lymphoma. Patients enrolled received an average of three prior lines of therapy. PRT543 demonstrated target engagement and inhibition of PRMT5 functional activity as evidenced by a 69% reduction in serum symmetric dimethylarginine, or sDMA, at a dose of 45 mg/5x per week. In addition, PRT543 demonstrated signs of preliminary clinical activity, including a durable complete response, or CR, maintained for over 18 months in a patient with HRD+ ovarian cancer who remains on treatment and prolonged stable disease, or SD, persisting for over six months in five patients, including four patients with ACC and one patient with uveal melanoma. A complete response is defined as the disappearance of all target lesions. PRT543 was generally well tolerated: the most common grade 3 or higher treatment-related adverse events, or AE, occurring in at least 5% of patients were thrombocytopenia (27%) and anemia (12%), both of which were reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (27%), reductions (22%), or discontinuations (4%).

Patient enrollment is continuing in specific biomarker-selected solid tumor and hematologic malignancy expansion cohorts. We anticipate presenting data from the expansion cohorts of the trial at medical meetings throughout 2022.

We are also advancing PRT811, a second PRMT5 inhibitor that we have optimized for high brain exposure, in a Phase 1 clinical trial in solid tumors, including GBM. Updated data from the dose escalation phase of the ongoing Phase 1 trial of PRT811 was presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics  held October 7, 2021 through October 10, 2021. As of an August 13, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT811 enrolled a total of 45 patients, including 27 patients across 16 unselected advanced solid tumors and 18 patients with high-grade gliomas, including 17 patients with glioblastoma multiforme, or GBM. PRT811 demonstrated dose dependent inhibition of PRMT5 activity as evidenced by an 83% reduction in serum sDMA at a dose of 600 mg daily (QD). In addition, PRT811 demonstrated signs of preliminary clinical activity, including an IDH1 mutated GBM patient who experienced a partial response, or PR, that evolved into a durable CR for more than 13 months and remains on treatment. In addition, a patient with splicing-mutant, or SF3B1, uveal melanoma demonstrated SD for more than six months with a 25% tumor regression and remains on treatment. At a post data-cutoff on September 20, 2021, one additional patient (800 mg QD) with SF3B1 uveal melanoma had an unconfirmed PR and 47% decrease in target lesion, and a patient with triple negative breast cancer (800 mg QD) demonstrated a 27% decrease in target lesions. Both patients continue treatment. PRT811 was generally well-tolerated; the most common grade 3 or higher treatment-related AE was thrombocytopenia (7%), which was reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (13%), reductions (4%), or discontinuations (3%).

The study remains ongoing, and the Company expects to commence enrollment in the expansion portion of the trial in the fourth quarter of 2021. Data from the expansion cohorts are expected to be presented at medical meetings throughout 2022.

PRT1419, our third clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the dose escalation portion of a Phase 1 open-label, multicenter clinical trial for the oral formulation of PRT1419. We expect to add dose expansion and combination cohorts to the Phase 1 clinical trial in the second half of 2021. Additionally, in March 2021, the FDA cleared our IND for an intravenous, or IV, formulation of PRT1419. The Phase 1 trial of the IV formulation of PRT1419, which leverages the optimized physicochemical properties of PRT1419, is now underway in patients with solid tumors.

We recently received clearance for an IND application for our fourth clinical candidate, PRT2527. We remain on track to initiate a clinical trial for PRT2527 by year end.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $78.9 million for the nine months ended September 30, 2021 as compared to $37.7 million for the nine months ended September 30, 2020, and as of September 30, 2021, we had an accumulated deficit of $186.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2021, we had $320.9 million in cash, cash equivalents and marketable securities. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into the second half of 2023.

Departure of Chief Financial Officer, Hiring of New Chief Financial Officer

On November 5, 2021, Brian Piper, the Chief Financial Officer of Prelude Therapeutics, Incorporated (the “Company”), notified the Company that he will be resigning from the Company, effective November 19, 2021, to pursue other opportunities.

The Company has appointed Laurent Chardonnet, age 57, as Chief Financial officer, effective November 29, 2021. Mr. Chardonnet brings to Prelude more than 25 years of biopharma financial experience. Mr. Chardonnet served as Sr. VP, CFO of Axcella Health and prior to Axcella, he spent 15 years at Incyte where he held roles of increasing responsibilities including VP Finance, Treasurer and Principal Accounting Officer, Head of Finance and Administration for the company’s European division, VP Alliances and Global Strategy. Mr. Chardonnet received his Master of Business Administration from Vanderbilt University and his initial business degree from the Institut Supérieur de Gestion in Paris.

Departure of Chief Medical Officer

The Company and Dr. David Mauro, the Company’s Chief Medical Officer, mutually agreed that Dr. Mauro would depart from the Company to pursue other opportunities. Dr. Mauro’s last day with the Company was on November 9, 2021. The Company has an ongoing search for a successor. Dr. Victor Sandor, former Chief Medical Officer of Array Biopharma and current board member and chair of the Science and Technology Committee, will provide strategic and operational oversight of clinical development during this time.

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

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities and grant income received from the State of Delaware. We anticipate re-applying for the grant from the State of Delaware from time to time as long as we maintain qualifying headcount levels in the State of Delaware. We expect our interest income, net to increase due to our investment of cash received from our stock offerings.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,		Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$22,721	$15,293	$7,428
General and administrative	8,115	2,851	5,264
Total operating expenses	30,836	18,144	12,692
Loss from operations	(30,836)	(18,144)	(12,692)
Other income, net	149	1,384	(1,235)
Net loss	$(30,687)	$(16,760)	$(13,927)

Research and Development Expenses

Research and development expenses increased by $7.4 million to $22.7 million for the three months ended September 30, 2021 from $15.3 million for the three months ended September 30, 2020. The increase was mainly due to increased clinical research costs to support the advancement of our clinical programs, as well as an increase in discovery-stage program expenses. Our chemistry, manufacturing and other costs for the trials also increased. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Three months ended September 30,
(in thousands)	2021	2020
PRT543	$2,797	$4,354
PRT811	2,588	1,899
PRT1419 (Oral and IV)	2,013	2,533
Discovery programs	5,811	2,823
Internal costs, including personnel related	9,512	3,684
	$22,721	$15,293

General and Administrative Expenses

General and administrative expenses increased by $5.2 million to $8.1 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. The increase was primarily due to an increase in personnel related expense due to an increase in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs to operate as a public company.

Other Income, net

Other income, net decreased by $1.2 million primarily due to the receipt and recognition of a research and development tax credit from the State of Delaware in the third quarter of 2020. We did not receive any research and development tax credits in the third quarter of 2021.

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,		Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$61,600	$33,605	$27,995
General and administrative	19,125	5,712	13,413
Total operating expenses	80,725	39,317	41,408
Loss from operations	(80,725)	(39,317)	(41,408)
Other income, net	1,873	1,638	235
Net loss	$(78,852)	$(37,679)	$(41,173)

Research and Development Expenses

Research and development expenses increased by $28.0 million to $61.6 million for the nine months ended September 30, 2021 from $33.6 million for the nine months ended September 30, 2020. The increase was mainly due to increased clinical research costs to support the advancement of our clinical programs, as well as an increase in discovery-stage program expenses. Our chemistry, manufacturing and other costs for the trials also increased. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2021	2020
PRT543	$10,477	$8,414
PRT811	8,928	3,465
PRT1419 (Oral and IV)	5,813	6,540
Discovery programs	13,198	4,793
Internal costs, including personnel related	23,184	10,393
	$61,600	$33,605

General and Administrative Expenses

General and administrative expenses increased by $13.4 million to $19.1 million for the nine months ended September 30, 2021 from $5.7 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in personnel related expense due to increases in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs to operate as a public company.

Other Income, net

Other income, net increased by $0.2 million primarily due to the receipt and recognition of a research and development tax credit from the State of Delaware in the first and second quarter of 2021.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of September 30, 2021, we had $320.9 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $186.3 million. We expect our existing cash, cash equivalents and marketable securities to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(57,829)	$(31,330)
Cash used in investing activities	(261,999)	(292)
Cash provided by financing activities	162,943	247,535
Net (decrease) increase in cash and cash equivalents	$(156,885)	$215,913

Operating Activities

During the nine months ended September 30, 2021, we used $57.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $78.9 million, offset by a $4.0 million net decrease in our operating assets and liabilities and noncash charges of $17.1 million, which consisted of $15.2 million in stock-based compensation, $0.6 million in depreciation, $0.9 million noncash lease expense, and $0.4 million in amortization of premiums and discounts on marketable securities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2021, we used $260.0 million of cash to purchase marketable securities and $2.0 million of cash for the purchase of property and equipment. During the nine months ended September 30, 2020, we used $0.3 million of cash for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $162.9 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $1.5 million from the exercise of stock options. During the nine months ended September 30, 2020, financing activities provided $247.5 million of cash. During the nine months ended September 30, 2020, we completed our IPO and received net cash of $167.9 million. We also received $49.8 million from the sale of our Series C convertible preferred stock, $29.9 million from the sale of our Series B convertible preferred stock and $96,000 from the exercise of stock options. During the nine months ended September 30, 2020, we made $0.3 million in payments for our capital lease obligation.

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

Critical Accounting Policies

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of September 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the nine months ended September 30, 2021 and 2020, we reported a net loss of $78.9 million and $37.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $186.3 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419 and PRT2527, and our research efforts on other potential product candidates targeting Protein Arginine Methyltransferase 5, or PRMT5, Myeloid Cell Leukemia Sequence 1, or MCL1, Cyclin-dependent kinase 9, or CDK9, and Brahma homologue, or BRM, otherwise known as SMARCA2. As of September 30, 2021, our cash, cash equivalents, and marketable securities were $320.9 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811, PRT1419 and PRT2527 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the planned expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trial for oral PRT1419 and development and subsequent INDs of other future product candidates we may choose to pursue, including IV PRT1419, PRT2527, our CDK9 inhibitor, a SMARCA2 protein degrader and a kinase inhibitor. In addition, if we obtain marketing approval for PRT543, PRT811, PRT1419, PRT2527 or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of PRT543, PRT811, PRT1419, PRT2527 or such other product candidate, respectively. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, PRT543, PRT811, PRT1419, PRT2527 or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	complete successful Phase 1 portions of PRT543, PRT811, PRT1419 and PRT2527 clinical trials;

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

•	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;

•	obtain favorable results from our clinical trials and apply for and obtain marketing approval for PRT543, PRT811, PRT1419 and PRT2527;

•	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;

•	successfully manufacture or contract with others to manufacture PRT543, PRT811, PRT1419, PRT2527 and our other product candidates;

•	commercialize PRT543, PRT811, PRT1419, PRT2527 if approved, respectively, by building a sales force or entering into collaborations with third parties;

•	submit INDs the SMARCA2 protein degrader that are made effective by the U.S.

Food and Drug Administration, or the FDA;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of PRT543, PRT811, PRT1419, PRT2527 and our other successful product candidates with the medical community and with third-party payors.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, PRT543, PRT811, PRT1419 and PRT2527, and other pipeline product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates, PRT543, PRT811, PRT1419 and PRT2527, which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates, PRT543, PRT811, PRT1419 and PRT2527. We are early in our development efforts and our lead product candidates, PRT543, PRT811, PRT1419 and PRT2527, are each currently in a Phase 1 clinical trial. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that PRT543, PRT811, PRT1419, PRT2527 or our other product candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trials of PRT543, PRT811, PRT1419 or PRT2527, vary adversely from our expectations.

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

Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our ongoing clinical trials of PRT543, PRT811, PRT1419 and PRT2527, a material percentage of patients in these clinical trials may die during a trial, which could impact development of PRT543, PRT811, PRT1419 and PRT2527, respectively. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, PRT543, PRT811, PRT1419 or PRT2527, or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to PRT543, PRT811, PRT1419 and PRT2527, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

If we experience delays in obtaining approval or if we fail to obtain approval of PRT543, PRT811, PRT1419 or PRT2527, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of PRT543, PRT811, PRT1419 and PRT2527, and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for PRT543, PRT811, PRT1419, PRT2527 or any other product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The total addressable market opportunity for PRT543, PRT811, PRT1419, PRT2527 and any other product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. We may initially seek regulatory approval of some of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater Delaware area, a region that is home to other pharmaceutical companies as well as many academic and research institutions and in addition, the COVID-19 pandemic has increased companies’ willingness to hire remote workers, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2021, we had 113 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of PRT543, PRT811, PRT1419 and PRT2527, or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of PRT543, PRT811, PRT1419, PRT2527 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize PRT543, PRT811, PRT1419 or PRT2527, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of PRT543, PRT811, PRT1419, PRT2527 or any future product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for PRT543, PRT811, PRT1419, PRT2527 or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our company is located in Delaware. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Extreme weather conditions or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, for example, PRT543, PRT811, PRT1419 and PRT2527, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions, such as due to the COVID-19 pandemic.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO, and has ranged from $23.69 to $95.38 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q and the following:

•	enrollment or results of clinical trials of our product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	share price and fluctuations of trading volume of our common stock;

•	sales of our common stock by us, insiders or our stockholders;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	general economic, industry and market conditions, or other events or factors, many of which are beyond our control, such as the COVID-19 pandemic.

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

As of September 30, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at September 30, 2021, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 75.8% of the voting power, and the former non-voting common stock would represent 24.2% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Prelude Therapeutics Incorporated

Date: November 12, 2021	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2021	By:	/s/ Brian Piper
Brian Piper, M.B.A.
Chief Financial Officer
(Principal Accounting Officer)