Form 10-K
period 2021-12-31
Prelude Therapeutics Inc
filed 2022-03-17
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $343.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Stock Market LLC reported for such date. This excludes an aggregate of 35,047,353 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was 47,631,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2021 fiscal year pursuant to Regulation 14A and is incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Item 1. Business.

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for six investigational new drug applications, or INDs, and successfully advanced these programs into clinical trials. In addition, we have two unique programs in various stages of preclinical development that we plan to advance into clinical development in 2022.

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

The following table summarizes our product candidate pipeline:

Our most advanced candidates are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. PRT543, our first clinical candidate, is currently in a Phase 1 clinical trial in advanced solid tumors and select myeloid malignancies. As of an August 6, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT543 enrolled a total of 49 patients across 18 unselected advanced solid tumors and lymphoma. Patients enrolled in the trial received an average of three prior lines of therapy. PRT543 demonstrated target engagement and inhibition of PRMT5 functional activity as evidenced by a 69% reduction in serum symmetric dimethylarginine, or sDMA, at a dose of 45 mg/5x per week. In addition, PRT543 demonstrated signs of preliminary clinical activity, including a durable complete response, or CR, maintained for over 18 months in a patient with HRD+ ovarian cancer who remains on treatment, and prolonged stable disease, or SD, persisting for over six months in five patients, including four patients with ACC and one patient with uveal melanoma. A complete response is defined as the disappearance of all target lesions. PRT543 was generally well tolerated: the most common grade 3 or higher treatment-related adverse events, or AEs, occurring in at least 5% of patients were thrombocytopenia (27%) and anemia (12%), both of which were reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (27%), reductions (22%), or discontinuations (4%).

Patient enrollment is continuing in specific biomarker-selected solid tumor and hematologic malignancy expansion cohorts. We anticipate presenting data from those expansion cohorts in the second half of 2022.

PRT811, our second clinical candidate, is a PRMT5 inhibitor that we have optimized for high brain exposure. PRT811 is being studied in a Phase 1 clinical trial in unselected patients with solid tumors, including high-grade glioma. As of an August 13, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT811 enrolled a total of 45 patients, including 27 patients across 16 unselected advanced solid tumors and 18 patients with high-grade gliomas, including 17 patients with glioblastoma multiforme. PRT811 demonstrated dose dependent inhibition of PRMT5 activity as evidenced by an 83% reduction in serum sDMA at a dose of 600 mg daily (QD). In addition, PRT811 demonstrated signs of preliminary clinical activity, including an IDH1 mutated high-grade glioma (glioblastoma (GBM)) patient who experienced a partial response, or PR, that evolved into a durable CR for more than 13 months. In addition, a patient with splicing-mutant, or SF3B1, uveal melanoma demonstrated SD for more than six months with a 25% tumor regression. At a post data-cutoff on September 20, 2021, one additional patient (receiving a dose of 800 mg QD) with SF3B1 uveal melanoma had an unconfirmed PR and 47% decrease in target lesion, and a patient with triple negative breast cancer (receiving a dose of 800 mg QD) demonstrated a 27% decrease in target lesions. PRT811 was generally well-tolerated; the most common grade 3 or higher treatment-related AE was thrombocytopenia (7%), which was reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (13%), reductions (4%), or discontinuations (3%).

On March 9, 2022, we announced that we are concentrating our further development efforts on PRT811 in biomarker-selected patients in specific cancer types. While the Company believes that both PRT811 and PRT543 are high quality, clinically active compounds, PRT811 was selected based on its superior safety profile, higher level of target engagement, and unique brain penetrant properties.

Specifically, we intend to:

•

Focus clinical development in select patient populations where clinical activity has been observed, including splicing mutated myeloid malignancies and solid tumors including uveal melanoma and IDH1 mutated high grade gliomas.

•	Complete data analysis of the ongoing expansion cohort of adenoid cystic carcinoma (ACC) by mid-year to determine further development.
•	Report data from the ongoing dose expansion cohorts in the second half of 2022.
•	Determine appropriate development options for PRT811 based on emerging data from ongoing expansion cohorts.

PRT1419, our third clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the Phase 1 clinical trial for the oral formulation of PRT1419. The dose escalation portion of the Phase 1 trial of both oral formulation and the intravenous, IV, formulation, which leverages the optimized physicochemical properties of PRT1419, are underway in patients with solid tumors and hematologic malignancies.

On March 9, 2022, we announced that we are prioritizing development of the IV formulation of PRT1419, which demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We intend to initiate a combination trial with venetoclax by mid-year with the goal of establishing safety, clinical activity and a recommended Phase 2 dose in the second half of 2022.

PRT2527, our fourth clinical candidate, is designed to be a potent and selective Cyclin-dependent kinase 9, or CDK9, inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. PRT2527 has demonstrated high potency and kinase selectivity which may offer improved efficacy and safety compared to less selective CDK9 inhibitors. Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. A phase one trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence.

On March 9, 2022, we announced that we intend to complete enrollment in the Phase 1 dose escalation study of PRT2527 with the goal of identifying a recommended Phase 2 dose in the second half of 2022.

In addition to our four clinical stage candidates, we are advancing two new preclinical programs. Our most advanced preclinical program has led to the identification of PRT3645, a brain penetrant molecule that potently and selectively targets CDK4/6. IND-enabling studies for PRT3645 are ongoing and we plan to complete IND-enabling studies, file an IND and initiate a Phase 1 clinical trial in the second half of 2022. Our second pre-clinical program targets Brahma homologue, or BRM, otherwise known as SMARCA2. We have identified SMARCA2 protein degraders that demonstrate selective degradation of SMARCA2 at sub-nanomolar concentrations. We are currently profiling our lead compound, PRT-SCA2, and plan to submit an IND application by year-end 2022.

Prelude Discovery and Development Approach

We carefully evaluate and select our targets based on three key pillars, which provide a framework for optimizing our drug discovery and development efforts.

•	Identify target mechanisms with compelling biological rationale

•

Current target mechanisms of focus include: transcriptional regulation, deoxyribonucleic acid, or DNA, repair pathway, cell cycle regulation, exploitation of synthetic lethality and brain penetrant molecules.

•	Leverage our advanced medicinal chemistry capabilities to create better product candidates

•	We view all target classes equally and strive to invent clinical candidates that meet our desired target product profiles.
•	Pursue targets that drive cancers with high unmet need

•	Focus on targets that allow us to select patients and cancers with high unmet need with no approved therapies, or patient populations that are underserved by approved treatments.

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

Our Strategy

We aim to create better targeted and more effective cancer therapies. Our goal is to transform the lives of patients with cancer by leveraging the core competencies of our experienced team in medicinal chemistry, cancer biology and clinical development to bring novel drugs to market. We intend to become a fully integrated oncology company on the foundation of drug discovery excellence to deliver novel precision oncology medicines to patients with underserved cancers by pursuing the following objectives:

•	Leverage our cancer biology and medicinal chemistry expertise to strive to deliver one new IND every 12 – 18 months.
•	Discover and develop differentiated small molecules NCEs in validated targets that address unmet needs of oncology patients.
•	Rapidly progress our product candidates through clinical development in patients with solid tumors and hematological malignancies.

•	Focused clinical development in underserved cancers, and design clinical trials for allowing efficient decisions with the highest probability of success and potential for rapid regulatory approval.

•	Advance our product candidate pipeline in combination with internally discovered and third-party developed compounds.

•	Evaluate strategic opportunities to accelerate development timelines and maximize the value of our product candidates.

Cancer Background and Treatment

Cancer is the second-leading cause of death in the United States. The American Cancer Society estimates that approximately 1.9 million new cancer cases will be diagnosed and more than 608,570 people are expected to die of the disease in the United States in 2021. Cancer is a disease of the genome caused by changes in DNA that alter cell behavior, growth and division. These changes can cause cells to produce abnormal amounts of certain proteins and/or to make aberrant proteins that do not function properly. It is widely understood that cancer cells can eventually evade therapies through mutations or other resistance mechanisms, limiting the long-term success of drug therapies.

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

PRMT5 Regulates Transcription and Translation of Cancer-related Genes

The oncogenic process controlled by PRMT5 is mediated through the symmetric dimethylation of arginines on its substrate proteins (Figure 1). PRMT5, an intracellular enzyme, transfers two methyl groups from a co- factor S-adenosyl methionine, or SAM, and deposits them on its substrate proteins resulting in the formation of a symmetric dimethylarginine, or sDMA, mark. This post-translational modification alters the protein structure, impacts interactions with DNA, and also generates docking sites for effector molecules that can promote tumor cell growth and survival. PRMT5 substrate proteins include:

•	Histones—basic proteins that associate with DNA in the nucleus and help condense it into chromatin;

•	Transcription factors—proteins involved in the process of transcribing DNA into ribonucleic acid, or

RNA; and

•	Spliceosomal proteins—large protein complex that removes introns from pre-mRNA to yield mature

RNA.

Figure 1. PRMT5 Pathway Drives Oncogenesis and Resistance

SYMMETRIC DIMETHYLATION
Me
Me
HN
N
Spliceosome Proteins
Transcription Factors
Histones
TUMOR CELL
DNA Repair
Drug Resistance
Proliferation

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

Clinical Trial Design and Schema

Our PRT543 Phase 1 clinical trial design seeks to leverage PRT543’s broad potential therapeutic utility to rapidly generate proof-of-concept across multiple solid tumors and myeloid malignancies. Trial enrollment of patients with relapsed/refractory, or R/R, advanced solid tumors, NHL (Group A) or R/R MF or MDS (Group B) commenced in February 2019 and is being conducted at approximately 25 sites throughout the United States. This clinical trial consists of two parts, a dose escalation portion followed by dose expansion into separate tumor-specific cohorts. Enrollment into the additional dose expansion cohorts began early in the second quarter of 2021. Total expected enrollment is anticipated to be approximately 165 patients.

Phase 1 Clinical Trial of PRT543

All data are reflective of a data cutoff of August 6, 2021 unless otherwise stated. As of an August 6, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT543 enrolled a total of 49 patients across 18 unselected advanced solid tumors and lymphoma. Patients enrolled received an average of three prior lines of therapy. PRT543 demonstrated target engagement and inhibition of PRMT5 functional activity as evidenced by a 69% reduction in serum symmetric dimethylarginine, or sDMA, at a dose of 45 mg/5x per week. In addition, PRT543 demonstrated signs of preliminary clinical activity, including a durable CR, maintained for over 18 months in a patient with HRD+ ovarian cancer who remains on treatment and prolonged SD, persisting for over six months in five patients, including four patients with ACC and one patient with uveal melanoma. A complete response is defined as the disappearance of all target lesions.

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

Based on data from the ongoing Phase 1 dose expansion studies of both PRT543 and PRT811, we announced, on March 9, 2022, that we are concentrating our development efforts on PRT811 in biomarker-selected patients in specific cancer types. While the Company believes that both PRT811 and PRT543 are high quality, clinically active compounds, PRT811 was selected based on its superior safety profile, higher level of target engagement, and unique brain penetrant properties.

Specifically, we intend to:

•

Focus clinical development in select patient populations where clinical activity has been observed, including splicing mutated myeloid malignancies and solid tumors including uveal melanoma and IDH1 mutated high grade gliomas.

•	Complete data analysis of the ongoing expansion cohort of adenoid cystic carcinoma (ACC) by mid-year to determine further development.
•	Report data from the ongoing dose expansion cohorts in the second half of 2022.

PRT811

Overview

Our second PRMT5 inhibitor, PRT811 has completed a Phase 1 dose escalation study and is currently enrolling dose expansion cohorts. PRT811 is designed to be a highly potent, selective and orally bioavailable molecule optimized for high brain exposure and hence we believe is uniquely positioned to treat PRMT5-sensitive CNS cancers among other solid tumors. Data from the expansion cohorts are expected to be presented in the second half of 2022.

Clinical Trial Design and Schema

This is a multicenter, open-label, dose-escalation, dose-expansion Phase 1 clinical trial of PRT811. Enrollment into the dose escalation portion of the clinical trial includes patients with R/R solid tumors, PCNSL, and /or high-grade gliomas. Enrollment initiated in November 2019 and is being conducted across eleven sites in the United States. We initiated enrollment of the dose expansion portion of the clinical trial in three patient cohorts in December 2021. The total expected enrollment is approximately 63 patients.

Figure 2. PRT543 and PRT811 Clinical Trial Schema

Phase 1 Clinical Trial of PRT811

All data are reflective of a data cutoff of August 13, 2021 unless otherwise stated.

The dose escalation portion of the ongoing Phase 1 trial of PRT811 enrolled a total of 45 patients, including 27 patients across 16 unselected advanced solid tumors and 18 patients with high-grade gliomas, including 17 patients with glioblastoma multiforme, or GBM. PRT811 demonstrated dose dependent inhibition of PRMT5 activity as evidenced by an 83% reduction in serum sDMA at a dose of 600 mg daily (QD). In addition, PRT811 demonstrated signs of preliminary clinical activity, including an IDH1 mutated high-grade glioma (glioblastoma (GBM)) patient who experienced a PR that evolved into a durable CR for more than 13 months. In addition, a patient with splicing-mutant, or SF3B1, uveal melanoma demonstrated SD for more than six months with a 25% tumor regression. At a post data-cutoff on September 20, 2021, one additional patient (receiving a dose of 800 mg QD) with SF3B1 uveal melanoma had an unconfirmed PR and 47% decrease in target lesion, and a patient with triple negative breast cancer (receiving a dose of 800 mg QD) demonstrated a 27% decrease in target lesions. PRT811 was generally well-tolerated; the most common grade 3 or higher treatment-related AE was thrombocytopenia (7%), which was reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (13%), reductions (4%), or discontinuations (3%).

Based on data from the ongoing Phase 1 dose expansion studies of both PRT543 and PRT811, we announced on March 9, 2022, that we are concentrating our development efforts on PRT811 in biomarker-selected patients in specific cancer types.

Specifically, we intend to:

•

Focus clinical development in select patient populations where clinical activity has been observed, including splicing mutated myeloid malignancies and solid tumors including uveal melanoma and IDH1 mutated high grade gliomas.

•	Report data from the ongoing dose expansion cohorts in the second half of 2022.
•	Determine appropriate development options for PRT811 based on emerging data from ongoing expansion cohorts.

MCL1 Inhibitor: PRT1419

Overview

PRT1419 is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. PRT1419 has been optimized to have the PK properties to allow for either oral or IV administration, providing maximal coverage of the target while maintaining an adequate tolerability window. We believe that the physicochemical and pharmacological properties of PRT1419 allow the optionality of administering PRT1419 by either oral or IV route. Based on our preclinical data, as well as published third-party data, we believe that hematological malignancies are particularly sensitive to MCL1 inhibitors. MCL1 upregulation has been noted as a mechanism of acquired resistance to venetoclax and TKIs. In addition, certain solid tumors are responsive to MCL1 inhibition, informing a potential patient selection strategy. Based on data demonstrating that MCL1 is a primary resistance mechanism to BCL2 inhibitors like venetoclax, a combination study with azacitidine or venetoclax in

MDS/AML is planned. The dose escalation portion of the Phase 1 trial of both oral formulation and the IV formulation, which leverages the optimized physicochemical properties of PRT1419, are now underway in patients with solid tumors.

Background

The ability to evade cell death is a hallmark of cancer because it is one of the unique acquired abilities that allows malignant transformation of a normal cell. MCL1 and BCL2 are both members of a family of proteins that regulate cell survival versus cell death. Under normal circumstances, MCL1 and BCL2 exert their pro-survival function by binding to and sequestering the pro-death proteins, BAK and BAX, and prevent the activation of a downstream cascade leading to apoptosis (Figure 3). In normal cells, cellular stressors such as DNA damage disrupt this interaction and result in cell death. Cancer cells, however, frequently upregulate pro-survival proteins to prevent activation of the apoptotic pathway, thus evading death. MCL1 has been shown to have a critical role in promoting cancer cell survival and is frequently found to be amplified or overexpressed in both solid tumors and hematologic cancers.

Figure 3. MCL1 Promotes Tumor Cell Survival by Inhibiting Apoptosis

Inhibitors of Apoptosis
Venetoclax
Bcl-W
Bcl-XL
Bfl-1
MCL1
BCL2
Survival Proteins
Inducers of Apoptosis
Death Proteins
Mitochondria
Mitochondria Mediated Cell Death / Apoptosis
Caspase Activation
Cytochrome C
BH3
BAK / BAX Multimer

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

Tumor cells undergo apoptosis in response to MCL1 inhibition. Therefore, we investigated the potency of PRT1419 to inhibit the proliferation of cell lines representing both solid tumors and hematologic malignancies. Tumor cell lines were treated with various concentrations of PRT1419 and the number of viable cells was measured after two days in culture. We observed that cell lines representing multiple myeloma, lymphomas and leukemias were particularly sensitive to PRT1419 with IC50 values in the nanomolar range. The in vitro activity of PRT1419 was confirmed in vivo. Once weekly dosing of PRT1419 demonstrated robust efficacy in preclinical models of AML, DLBCL and multiple myeloma.

Clinical Trial Update

Two dose escalation Phase I studies for our oral and IV formulation of PRT1419 are on-going in patients with hematologic malignancies, including patients with high risk myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM. A third dose escalation Phase I study for our IV formulation of PRT1419 is on-going for patients with unselected solid tumors.

On March 9, 2022, we announced that based on the data to date, we intend to prioritize development of the IV formulation of PRT1419, which demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We intend to initiate a combination trial with venetoclax by mid-year with the goal of establishing safety, clinical activity and a recommended Phase 2 dose in the second half of 2022.

CDK9 Program

Overview

CDK9 has emerged as an essential regulator of cancer-promoting transcriptional programs, including those driven by MCL1, MYC and MYB. Inhibition of CDK9 is thus an attractive therapeutic approach to produce synthetic lethality in genomically selected cancers. We have applied our internal expertise to design PRT2527 as a potent inhibitor of CDK9 that exhibits high kinome selectivity, PK properties and solubility that we believe may broaden the therapeutic window of CDK9 inhibition. A phase 1 trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence.

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

In preclinical models, PRT2527 reduced MCL1 and MYC protein levels and was highly active in the MYC- amplified MV4-11 xenograft model at well-tolerated doses. Upon evaluation of additional models, PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Our preclinical studies suggest that PRT2527 demonstrates high selectivity and high potency, providing opportunity for a wider therapeutic index compared to less selective CDK9 inhibitors.

We intend to complete enrollment in the Phase 1 dose escalation study of PRT2527 with the goal of identifying a recommended Phase 2 dose in the second half of 2022.

CDK4/6 Program

Background

Among the CDK subfamily of kinases, CDK4 and CDK6 are the master regulators that control entry of cells into cell cycle. Given the central roles that CDK4 and CDK6 play in cell cycle regulation, dysregulation of the CDK4/CDK6 pathway has been frequently observed in cancer and CDK4/CDK6 have been intensively investigated as potential therapeutic targets for cancer treatment. The approval of three CDK4/CDK6 selective inhibitors in combination with endocrine therapies, to treat hormone receptor (HR) positive and human epidermal growth factor receptor 2 (HER2) negative metastatic breast cancer has further validated this hypothesis.

Despite the success of CDK4/CDK6 inhibitors for the treatment of ER+ metastatic breast cancer, central nervous system (CNS) diseases such as glioblastoma (GBM) and brain metastases are challenging malignancies with urgent unmet needs. Large scale genomic studies revealed that the CDK4/CDK6 pathway is disrupted in the majority of gliomas, suggesting CDK4/CDK6 may be good targets for GBM. In addition, brain metastases may arise in an estimated 20% of all cancer patients but still lacks effective therapies. Genomic studies also identified the CDK4/6 pathway as one of three most altered and actionable genetic alternations in brain metastasis. However, despite positive preclinical data supporting targeting CDK4/CDK6 to treat CNS cancers, clinical development of CDK4/CDK6 inhibitors for GBM or brain metastases has not been successful, likely due to the inability of current inhibitors to penetrate the blood-brain barrier (BBB) and achieve effective concentrations in the brain.

Our CDK4/6 Inhibitor: PRT3645

Structure based design and iterative compound synthesis and testing led to the identification of PRT3645, a highly brain penetrant molecule that potently and selectively targets CDK4/6. In cellular assays, PRT3645 inhibits phosphorylation of RB, a substrate of CDK4/CDK6, with low nanomolar activity. Consistent with this, PRT3645 treatment results in concentration-dependent inhibition of cell proliferation in glioblastoma (GBM) cell lines and in ER+/HER2- and HER2+ breast cancer lines. In vivo, orally administered PRT3645 was well tolerated and highly efficacious in a dose-dependent manner in orthotopic human breast cancer brain metastasis and GBM models. In a head to head comparison, PRT3645 demonstrated a brain:plasma ratio that was  ~100x higher than approved CDK4/6 inhibitors. We plan to complete IND-enabling studies, file an IND and initiate a Phase 1 clinical trial in the second half of 2022.

SMARCA2 (BRM) targeted degrader program

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

We used structure-based drug design to identify a novel series of potent SMARCA2 degraders that are outside the typical drug-like chemical space, being significantly larger and structurally more complex. Extensive structure activity relationships generated by the iterative synthesis and testing of >700 compounds as of the date of this Annual Report on Form 10-K has allowed the identification of specific structural motifs that provide >20-fold selectivity for SMARCA2 degradation over SMARCA4 while maintaining potent SMARCA2 degradation, DC50 < 10 nM. DC50 is a quantitative measure of how much of a compound is needed to inhibit the degradation of a protein by 50%. We have designed our SMARCA2 degraders to be potent and selective to specifically inhibit SMARCA4- deficient human NSCLC cell lines and primary patient derived samples. We are currently profiling our lead compound, PRT-SCA2, and plan to submit an IND application by year-end 2022.

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

As more fully described below, our patent portfolio includes, inter alia, patent families with claims directed to compositions of matter for, and methods of using, compounds PRT543, PRT811 PRT1419, PRT2527, PRT3645, and compounds that degrade SMARCA2. The patent portfolio currently comprises of 146 patents and patent applications:

(A)	(i) 8 issued U.S. patents, (ii) 16 U.S. non-provisional patent applications, and (iii) 23 U.S. provisional patent applications; and
(B)	(iv) 13 PCT patent applications, (v) 20 issued foreign patents including patents in the European jurisdictions, and (vi) 66 foreign patent applications.

As of the present filing, a total of eight U.S. patents have been issued, which are wholly owned by us. Specifically, a total of three U.S. patent directed to PRT543 have issued and are expected to expire no earlier than August 9, 2038. Similarly, three U.S. patents directed to PRT811 have issued and are expected to expire no earlier than March 14, 2039. Also, one U.S. patent directed to the PRMT5 program has issued and is expected expire no earlier than August 16, 2039. In addition, one U.S. patent directed to PRT1419 has issued and is expected to expire no earlier than November 08, 2039.

In addition to our filings in the United States, we own patent applications that are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine.  Included in these applications are claims directed to the PRT543, PRT811, and PRT1419 composition and methods of using the same therapeutically. For the PRT543 compound, the patents from these applications, if issued, are expected to expire in August 2038, subject to any disclaimers or extensions.  For the PRT811 compound, the patents from these applications, if issued, are expected to expire in March 2039, subject to any disclaimers or extensions.  For the PRT1419 compound, the patents from these applications, if issued, are expected to expire in November 2039, subject to any disclaimers or extensions.

The patent portfolios for our most advanced programs are summarized below.

PRT543

Our PRT543 patent portfolio is wholly owned by us. The portfolio includes three issued U.S. patents, which claim, among other things, PRT543, pharmaceutical compositions comprising PRT543, methods of inhibiting PRMT5 using PRT543, and methods of treating certain cancers, including breast and ovarian cancers, using PRT543. These U.S. patents are expected to expire no earlier than August 9, 2038, subject to any disclaimers or extensions available, including under the Hatch-Waxman Act. Corresponding patent applications are pending in several other countries and regions, including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from these patent applications, if issued, are also expected to expire no earlier than August 9, 2038, subject to any disclaimers or extensions.

The PRT543 patent portfolio also includes four pending U.S. and one pending PCT patent applications, which claim, among other things, a genus of compounds that encompass PRT543, PRT543 salts and crystalline forms, methods of preparing PRT543, and additional methods of treatment using PRT543. Any U.S. patents issuing from these applications would be expected to expire no earlier than August 9, 2038, August 13, 2041; October 5, 2041; 9 and December 9, 2041, respectively, subject to any disclaimers or extensions.

The PRT543 patent portfolio also includes six pending U.S. provisional applications that relate to among other things, methods of inhibiting PRMT5 using PRT543, methods of treating certain cancers, and associated clinical studies.  Any patents granted that claim priority to this provisional application could expire as late as 2042.

PRT811

Our PRT811 patent portfolio is wholly owned by us. The portfolio includes three issued U.S. patents, which claim, among other things, PRT811, pharmaceutical compositions comprising PRT811, methods of inhibiting PRMT5 using PRT811, and methods of treating certain cancers, including glioblastoma, using PRT811. The patents are expected to expire no earlier than March 14, 2039, subject to any disclaimers or extensions available under the Hatch-Waxman Act. A related

PCT application was filed, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than March 14, 2039, subject to any disclaimers or extensions.

The PRT811 patent portfolio also includes two pending U.S. non-provisional applications and two PCT applications that claim compositions of matter, and s methods of treatment. Any patents issuing from the one pending U.S. non-provisional application would be expected to expire no earlier than April 03, 2020, and any patents issuing from the two PCT applications would be expected to expire not earlier than 2039 and 2040respectively, subject to any disclaimers or extensions.

The PRT811 patent portfolio also includes three pending U.S. provisional applications that relate to among other things, methods of inhibiting PRMT5 using PRT811, and methods of treating certain cancers, and associated clinical studies.  Any patents granted that claim priority to this provisional application could expire as late as 2042.

PRT1419

Our PRT1419 patent portfolio, which is wholly owned by us.  The portfolio includes one issued U.S. patent, which claims among other things, PRT1419 and other compounds, pharmaceutical compositions comprising PRT1419, and methods of using such compounds.  The patent is expected to expire no earlier than November 8, 2039, subject to any disclaimers or extensions available under the Hatch-Waxman Act. A related PCT application was filed, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than November 08, 2039, subject to any disclaimers or extensions.

The portfolio also included one pending U.S. non-provisional patent application, which claims among other things, PRT1419 related compounds, pharmaceutical compositions comprising PRT1419 related compounds, and methods of using such compounds.  Any patents issued from this application would be expected to expire no earlier than August 17, 2041, subject to any disclaimers or extensions.

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

The PRT2527 patent portfolio also includes two pending U.S. provisional applications that relate to among other things, methods of inhibiting CDK9 using PRT2527 related compounds and methods of treating certain cancers.  Any patents granted that claim priority to this provisional application could expire as late as 2041.

PRT3645

Our PRT3645 patent portfolio, which is wholly owned by us, includes two pending U.S. non-provisional patent applications and two corresponding PCT applications claiming, among other things, genera of compounds that encompass PRT3645 and other compounds, and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors.  Any patents issued from the U.S. patent applications would be expected to expire no earlier than September 21, 2041, and December 17, 2041, respectively, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

The PRT3645 patent portfolio also includes two pending U.S. provisional applications that, among other things, encompass PRT3645 and/or related CDK inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to this provisional application could expire as late as 2042.

SMARCA2 Degraders

The SMARCA2 degrader patent portfolio includes two pending non-provisional U.S. applications and two corresponding PCT applications, which claim, among other things, genera of compounds that encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors.  Any patents issued from the U.S. patent applications would be expected to expire no earlier than June 09, 2041 and November 08, 2041, respectively, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

The SMARCA2 patent portfolio also includes one pending U.S. provisional application that, among other things, encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to this provisional application could expire as late as 2042.

Other

In addition, we have patent portfolios that are directed to a number of different compounds other than PRT543, PRT811, PRT1419, PRT2527, PRT3645, SMARCA2 degraders, and CDK inhibitors. We have patent applications directed to compounds that target resistance mechanisms in cancer. We expect to maintain some of these applications in the United States and to also file in foreign countries.

In addition to the applications described above, we wholly-own 16 applications including U.S. provisional patent applications, U.S. non-provisional patent applications, and PCT applications, covering compositions and methods of making and using those compounds to treat cancer and other diseases.

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

Competition

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies optimized to target the key driver mechanisms in cancers with high unmet need. Several biopharmaceutical companies, including Arvinas Inc., Aurigene, Black Diamond Therapeutics, Inc., Boehringer Ingelheim, C4 Therapeutics, Constellation Pharmaceuticals, Inc., Eli Lilly and Company, F. Hoffman-La Roche, Foghorn Therapeutics Inc., Fochon Pharmaceuticals, G1 Therapeutics Inc., Genentech, Kronos Bio, Inc., Kura Oncology, Inc., Kymera Therapeutics Inc., Mirati Therapeutics Inc., Nuvation Bio Inc. Repare Therapeutics Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., Springworks Therapeutics, Inc., Syndax Pharmaceuticals, Inc., and Zentalis Pharmaceuticals, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on targeting pathways of adaptive resistance, including Amgen Inc., AbbVie Inc., AstraZeneca plc, GlaxoSmithKline plc, Ideaya Biosciences, Johnson & Johnson Services, Inc., Pfizer Inc., Tango Therapeutics, Inc., Vincerx Pharma, Inc., Novartis AG, and Gilead Sciences, Inc.

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

With respect to our PRMT5 programs, PRT543 and PRT811, several companies are developing PRMT5 inhibitors with clinical trials ongoing, including Amgen (AMG193), GlaxoSmithKline (GSK3326595), Ideaya Biosciences (IDE397),

Johnson & Johnson (JNJ-64619178), Pfizer (PF-06939999), and Tango Therapeutics (TNG908). For our product candidate PRT1419, other companies are developing MCL1 inhibitors with monotherapy and/or combination trials ongoing, including Amgen (AMG176), AstraZeneca (AZD5991), Novartis (MIK665), and Gilead (GS-9716). For our CDK9 program, PRT2527, AstraZeneca (AZD4573), Vincerx (VIP512), and Kronos (KB-0742) have CDK9 programs in Phase 1 clinical trials. For our CDK4/6 inhibitor program, PRT3645 Novartis (ribociclib), Lilly (abemaciclib), Pfizer (palbociclib), G1 Therapeutics (G1T38), and Fochon Pharmaceuticals (FCN-437) have clinical trials ongoing. For our SMARCA 2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, F. Hoffman-La Roche, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Human Capital

Employees

As of December 31, 2021, we had 116 full-time employees. Women represent approximately 45% of our employees with approximately 37% holding senior management level/leadership roles. Of these employees, 30 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Safety

The safety, health and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we have implemented a safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

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

Available Information

We make available free of charge electronic versions of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our website, preludetx.com, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. The reports are also available at www.sec.gov.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

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

•	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•	The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
•

Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

•

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.
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

•

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

•

We may enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
•	Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.
•

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

•	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
•

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected.

•	We may become involved in lawsuits or administrative disputes to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
•	We may not be able to effectively protect or enforce our intellectual property and proprietary rights throughout the world.
•

If we are sued for infringing, misappropriating or otherwise violating intellectual property or proprietary rights of third parties, such litigation or disputes could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

•	Rights to improvements to our product candidates may be held by third parties.
•	An active and liquid trading market for our common stock may never be sustained. As a result, you may not be able to resell your shares of common stock at or above the purchase price.
•	The market price of our common stock is likely to be highly volatile, which could result in substantial losses for purchasers of our common stock.
•	Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
•

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

•

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product, and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the year ended December 31, 2021, we reported a net loss of $111.7 million. As of December 31, 2021, we had an accumulated deficit of $219.1 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419, and PRT2527, and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of December 31, 2021, our cash, cash equivalents, and marketable securities were $291.2 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811, PRT1419 and PRT2527 through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the planned expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trial for oral PRT1419 and development and subsequent INDs of other future product candidates we may choose to pursue, including IV PRT1419, PRT2527, our CDK9 inhibitor, a SMARCA2 protein degrader and a kinase inhibitor. In addition, if we obtain marketing approval for PRT543, PRT811, PRT1419, PRT2527, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of PRT543, PRT811, PRT1419, PRT2527 or such other product candidate, respectively. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, PRT543, PRT811, PRT1419, PRT2527, or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	complete successful Phase 1 portions of PRT543, PRT811, PRT1419 and PRT2527 clinical trials;

•

initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for PRT543 as a treatment for patients with hematological malignancies and advanced solid tumors, PRT811 as a treatment for patients with glioblastoma and advanced solid tumors, and PRT1419 as a treatment for patients with certain solid tumors and hematological malignancies;

•	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;

•	obtain favorable results from our clinical trials and apply for and obtain marketing approval for PRT543, PRT811, PRT1419, and PRT2527;

•	establish licenses, collaborations, or strategic partnerships that may increase the value of our programs;

•	successfully manufacture or contract with others to manufacture PRT543, PRT811, PRT1419, PRT2527, and our other product candidates;

•	commercialize PRT543, PRT811, PRT1419, PRT2527 if approved, respectively, by building a sales force or entering into collaborations with third parties;

•	submit INDs for a kinase inhibitor and SMARCA2 protein degrader that are made effective by the U.S. Food and Drug Administration, or the FDA;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of PRT543, PRT811, PRT1419, PRT2527 and our other successful product candidates with the medical community and with third-party payors.

To become and remain profitable, we must succeed in designing, developing, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our product candidates, designing additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs, CMOs and clinical sites as we seek to mitigate the impact of the COVID-19 pandemic on our studies and current timelines. Measures we have taken in response to the COVID-19 pandemic include, where feasible, conducting remote clinical trial site activations and data monitoring, and limiting on-site patient visits by adjusting patient assessments and protocol. However, despite these efforts, we have experienced limited delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis. These delays so far have had a limited impact, but this may change as the COVID-19 pandemic and the response to such COVID-19 pandemic continues to evolve, and could have an adverse impact on our timelines and our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Further, while the United States has begun shifting to pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, CMS and OIG specifically excluded medical device manufacturers from utilizing the new, more flexible Stark Law exceptions and Anti-Kickback Statute safe harbors under the Final Rules, part of the U.S. Department of Health and Human Services’ Regulatory Sprint to Coordinated Care, which were published on December 2, 2020 in the Federal Register and were largely effective January 19, 2021. The exclusion of manufacturers from utilizing these exceptions and safe harbors will not allow us to avail ourselves of immunity from liability under the laws, potentially inviting greater scrutiny over our shared risk arrangements.

Additionally, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a more narrow government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and DOJ. In response to this Special Fraud Alert, PhRMA issued its Statement on Revisions to the PhRMA Code on Interactions with Health Care Professionals on August 6, 2021 asserting, among other things, that pharmaceutical companies should not pay for or provide alcohol in connection with speaker programs. The updated PhRMA Code updates also clarified that repeat attendance at a speaker program on the same or substantially the same topic where a meal is provided to the attendee is generally not appropriate. The updated PhRMA Code was made effective as of January 1, 2022.  AdvaMed has not made corollary revisions to its Code of Ethics to date. We continue to assess industry response to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.

Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance.  Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effect of certain provisions have made compliance costly. More recently, in June 2021, a case challenging the constitutionality of the ACA’s individual mandate (California v. Texas) was overturned at the Supreme Court.

We cannot predict what additional new legislation, agency priorities, and rulemakings may be on the horizon as the United States continues to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of PRT543, PRT811, PRT1419 and PRT2527, and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. There are a number of pharmaceutical and biotechnology companies that currently are pursuing the development of precision oncology therapies optimized to effectively target the key driver mechanisms in cancers with high unmet need, including Arvinas Inc., Aurigene, Black Diamond Therapeutics, Inc., Boehringer Ingelheim, C4 Therapeutics, Constellation Pharmaceuticals, Inc., Eli Lilly and Company, F. Hoffman-La Roche, Foghorn Therapeutics Inc., Fochon Pharmaceuticals, G1 Therapeutics Inc., Genentech, Kronos Bio, Inc., Kura Oncology, Inc., Kymera Therapeutics Inc., Mirati Therapeutics Inc., Nuvation Bio Inc. Repare Therapeutics Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., Springworks Therapeutics, Inc., Syndax Pharmaceuticals, Inc., and Zentalis Pharmaceuticals, Inc. In addition, we may face competition from companies developing product candidates that are based on targeting pathways of adaptive resistance, including Amgen Inc., AbbVie Inc., AstraZeneca plc, GlaxoSmithKline plc, Ideaya Biosciences, Johnson & Johnson Services, Inc., Pfizer Inc., Tango Therapeutics, Inc., Vincerx Pharma, Inc., Novartis AG, and Gilead Sciences, Inc.

Specifically, with respect to our PRMT5 programs, PRT543 and PRT811, several companies are developing PRMT5 inhibitors with clinical trials ongoing, including Amgen (AMG193), GlaxoSmithKline (GSK3326595), Ideaya Biosciences (IDE397), Johnson & Johnson (JNJ-64619178), Pfizer (PF-06939999), and Tango Therapeutics (TNG908). For our MCL1 program, PRT1419, other companies are developing MCL1 inhibitors with monotherapy and/or combination trials ongoing, including Amgen (AMG176), AstraZeneca (AZD5991), Novartis (MIK665), and Gilead (GS-9716). For our CDK9 program, PRT2527, both AstraZeneca (AZD4573), Vincerx (VIP512), and Kronos (KB-0742) have CDK9 programs in Phase 1 clinical trials. For our CDK4/6 program, PRT3645, Novartis (ribociclib), Lilly (abemaciclib), Pfizer (palbociclib), G1 Therapeutics (G1T38), and Fochon Pharmaceuticals (FCN-437) have clinical trials ongoing.  For our SMARCA2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, F. Hoffmann-La Roche, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts.

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

As of December 31, 2021, we had 116 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

In addition, the state of California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the CCPA) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach. Additionally, the CCPA has prompted a number of proposals in the U.S. for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Other states are also seeking to regulate consumer privacy stringently, and both Virginia and Colorado signed comprehensive privacy legislation in 2021. These laws (the Virginia Consumer Data Protection Act and the Colorado Privacy Act) are set to come into force in 2023 and a number of other state legislatures are actively considering passing similar consumer privacy laws, including those in New York and Washington.

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

To protect our proprietary position, we have currently filed patent applications in the United States related to our product candidates that we consider important to our business, including patent applications relating to compositions of matter covering our compounds, the processes for manufacturing such compounds and use of such compounds in therapies. We have also filed patent applications in foreign jurisdictions relating to PRT543, PRT811, and PRT1419.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of our current product candidates, we currently have only one issued U.S. patent covering PRT543 that is expected to expire no earlier than August 9, 2038, one issued U.S. patent covering PRT811 that is expected to expire no earlier than March 14, 2039; and one issued U.S. patent covering PRT1419 that is expected to expire no earlier than November 8, 2039. We do not yet have issued patents on all of our product candidates.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO. From January 1, 2021 to December 31, 2021, the closing price of common stock on the Nasdaq Global Select Market has ranged from $10.96 to $95.38 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K and the following:

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

As of December 31, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at February 28, 2022, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 76.1% of the voting power, and the former non-voting common stock would represent 23.9% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and the listing requirements of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

We perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Wilmington, Delaware where we license & lease space in two buildings for a total of approximately 39,294 square feet of office and laboratory space that is utilized for administrative, research and development and other business related activities. The license covering our laboratory, supportive, and executive offices expires on December 31, 2022, with an option to renew for an additional 12 months thereafter. Our secondary office presence is leased through June 30, 2022.

On November 30, 2021, we entered into a lease agreement (the “Chestnut Run Lease”) for approximately 81,000 square feet of office and laboratory space that we intend to use for administrative, research and development and other activities located at Chestnut Run Plaza in Wilmington, Delaware. The Chestnut Run Lease has an initial term of 162 months from the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease) or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business. We have an option to extend the term of the lease by up to three additional five-year terms and certain expansion rights.

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

Holders of Record

As of March 11, 2022, there were approximately 21 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

In January 2021, the Company sold 2,875,000 shares of its common stock at a public offering price of $60.00 per share. The offer and sale of all of the shares were registered under the Securities Act pursuant to registration statements on Form S‑1 filed January 4, 2021, which was declared effective by the SEC on January 6, 2021. We received net proceeds of $161.4 million after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. There has been no material change in the planned use of proceeds as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 7, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for six investigational new drug applications, or INDs, and successfully advanced these programs into clinical trials. In addition, we have two unique programs in various stages of preclinical development that we plan to advance into clinical development in 2022.

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

Our most advanced candidates are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. PRT543, our first clinical candidate, is currently in a Phase 1 clinical trial in advanced solid tumors and select myeloid malignancies. As of an August 6, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT543 enrolled a total of 49 patients across 18 unselected advanced solid tumors and lymphoma. Patients enrolled in the trial received an average of three prior lines of therapy. PRT543 demonstrated target engagement and inhibition of PRMT5 functional activity as evidenced by a 69% reduction in serum symmetric dimethylarginine, or sDMA, at a dose of 45 mg/5x per week. In addition, PRT543 demonstrated signs of preliminary clinical activity, including a durable complete response, or CR, maintained for over 18 months in a patient with HRD+ ovarian cancer who remains on treatment and prolonged stable disease, or SD, persisting for over six months in five patients, including four patients with ACC and one patient with uveal melanoma. A complete response is defined as the disappearance of all target lesions. PRT543 was generally well tolerated: the most common grade 3 or higher treatment-related adverse events, or AEs, occurring in at least 5% of patients were thrombocytopenia (27%) and anemia (12%), both of which were reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (27%), reductions (22%), or discontinuations (4%).

We completed enrollment of certain dose expansion cohorts with PRT543 including adenoid cystic carcinoma (ACC) and HRD+ solid tumors and discontinued enrollment in select myeloid malignancy and lymphoma (DLBCL and MCL) cohorts with PRT543, in which patient enrollment has been challenging and sufficient evidence of clinical activity has yet to be obtained. We are continuing enrollment in select PRT543 dose expansion cohorts in those indications most likely to achieve proof-of-concept (“POC”) including splicing mutated solid tumors and myeloid malignancies. We anticipate presenting data from those expansion cohorts in the second half of 2022.

PRT811, our second clinical candidate, is a PRMT5 inhibitor that we have optimized for high brain exposure. PRT811 is being studied in a Phase 1 clinical trial in unselected patients with solid tumors, including high-grade glioma. As of an August 13, 2021 data cutoff date, the dose escalation portion of the ongoing Phase 1 trial of PRT811 enrolled a total of 45 patients, including 27 patients across 16 unselected advanced solid tumors and 18 patients with high-grade gliomas, including 17 patients with glioblastoma multiforme. PRT811 demonstrated dose dependent inhibition of PRMT5 activity as evidenced by an 83% reduction in serum sDMA at a dose of 600 mg daily (QD). In addition, PRT811 demonstrated signs of preliminary clinical activity, including an IDH1 mutated high grade glioma (glioblastoma (GBM)) patient who experienced a partial response, or PR, that evolved into a durable CR for more than 13 months. In addition, a patient with splicing-mutant, or SF3B1, uveal melanoma demonstrated SD for more than six months with a 25% tumor regression. At a post data-cutoff on September 20, 2021, one additional patient (receiving a dose of 800 mg QD) with SF3B1 uveal melanoma had an unconfirmed PR and 47% decrease in target lesion, and a patient with triple negative breast cancer (receiving a dose of 800 mg QD) demonstrated a 27% decrease in target lesions. PRT811 was generally well-tolerated; the most common grade 3 or higher treatment-related AE was thrombocytopenia (7%), which was reversible upon treatment interruption. Patients were largely able to remain on therapy with few AE-related dose interruptions (13%), reductions (4%), or discontinuations (3%).

Based on data from the ongoing Phase 1 dose expansion studies of both PRT543 and PRT811, we are concentrating our further development efforts on PRT811 in biomarker-selected patients in specific cancer types. While the Company believes that both PRT811 and PRT543 are high quality, clinically active compounds, PRT811 was selected based on its superior safety profile, higher level of target engagement, and unique brain penetrant properties.

Specifically, we intend to:

•

Focus clinical development in select patient populations where clinical activity has been observed, including splicing mutated myeloid malignancies and solid tumors including uveal melanoma and IDH1 mutated high grade gliomas.

•	Complete data analysis of the ongoing expansion cohort of adenoid cystic carcinoma (ACC) by mid-year to determine further development.
•	Report data from the ongoing dose expansion cohorts in the second half of 2022.
•	Determine appropriate development options for PRT811 based on emerging data from ongoing expansion cohorts.

PRT1419, our third clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the Phase 1 clinical trial for the oral formulation of PRT1419. The dose escalation portion of the Phase 1 trial of both oral formulation and the IV formulation, which leverages the optimized physicochemical properties of PRT1419, are underway in patients with solid tumors and hematologic tumors.

Based on the data to date, we intend to prioritize development of the IV formulation of PRT1419 which demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We intend to initiate a combination trial with venetoclax by mid-year, with the goal of establishing safety, clinical activity and a recommended Phase 2 dose in the second half of 2022.

PRT2527, our fourth clinical candidate, is designed to be a potent and selective Cyclin-dependent kinase 9, or CDK9, inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. PRT2527 has demonstrated high potency and kinase selectivity which may offer improved efficacy and safety compared to less selective CDK9 inhibitors. Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. A phase one trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence. We anticipate completing enrollment in the Phase 1 dose escalation study of PRT2527 with the goal of identifying a recommended Phase 2 dose in the second half of 2022.

In addition to our four clinical stage candidates, we are advancing two new preclinical programs. Our most advanced preclinical program has led to the identification of PRT3645, a brain penetrant molecule that potently and selectively targets CDK4/6. IND-enabling studies for PRT3645 are ongoing and we intend to complete IND-enabling studies, file an IND and initiate a Phase 1 clinical trial in the second half of 2022. Our second pre-clinical program targets Brahma homologue, or BRM, otherwise known as SMARCA2. We have identified SMARCA2 protein degraders that appear to be potent based on preclinical data demonstrating degradation of SMARCA2 at sub-nanomolar concentrations. Optimization of the lead compound, PRT-SCA2, is progressing, and we intend to complete IND-enabling studies and submit an IND application by year-end 2022.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $111.7 million and $56.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $219.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2021, we had $291.2 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the second half of 2024.

COVID-19 Impact

We are continuing to proactively monitor and assess the COVID-19 pandemic. Since early March 2020 we have been monitoring the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. The safety and well-being of employees, patients and partners is our highest priority. See the Risk Factor “The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations” for additional information.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$86,778	$48,177	$38,601
General and administrative	26,957	10,586	16,371
Total operating expenses	113,735	58,763	54,972
Loss from operations	(113,735)	(58,763)	(54,972)
Other income, net	2,041	1,834	207
Net loss	$(111,694)	$(56,929)	$(54,765)

Research and Development Expenses

Research and development expenses increased by $38.6 million to $86.8 million for the year ended December 31, 2021 from $48.2 million for the year ended December 31, 2020. The increase was mainly due to increased clinical research costs to support the advancement of our clinical programs, as well as an increase in discovery-stage program expenses. We also incurred an increase in chemistry, manufacturing and other costs for the trials. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Year ended December 31,
(in thousands)	2021	2020
PRT543	$12,775	$10,641
PRT811	12,534	4,660
PRT1419 (Oral and IV)	8,442	8,258
Discovery programs	20,823	7,981
Internal costs, including personnel related	32,204	16,637
	$86,778	$48,177

General and Administrative Expenses

General and administrative expenses increased by $16.4 million to $27.0 million for the year ended December 31, 2021 from $10.6 million for the year ended December 31, 2020. The increase was primarily due to an increase in personnel related expense due to increases in employee headcount and an increase in our professional fees as we expanded our operations to support our research and development efforts and incurred additional costs as a result of being as a public company.

Other Income, net

Other income, net increased by $0.2 million to $2.0 million for the year ended December 31, 2021 from $1.8 million for the year ended December 31, 2020. Other income, net comprises primarily research and development tax credits from the State of Delaware as well as additional interest earned on the investment of our cash proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of December 31, 2021, we had $291.2 million in cash, cash equivalents, and marketable securities and had an accumulated deficit of $219.1 million. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expense and capital expenditures into the second half of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years ended December 31,
(in thousands)	2021	2020
Cash used in operating activities	$(83,531)	$(46,177)
Cash used in investing activities	(263,803)	(621)
Cash provided by financing activities	164,897	246,228
Net increase in cash and cash equivalents	$(182,437)	$199,430

Operating Activities

During the year ended December 31, 2021, we used $83.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $111.7 million, offset by a $3.6 million net decrease in our operating assets and liabilities and noncash charges of $24.5 million, which consisted of $20.9 million in stock-based compensation, $1.4 million in amortization of premiums and discounts on marketable securities, $1.3 million noncash lease expense, and $0.9 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the year ended December 31, 2021 we used $261.5 million of cash to purchase marketable securities and $2.3 million of cash for the purchase of property and equipment. During the year ended December 31, 2020 we used $0.6 million of cash for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2021, financing activities provided $164.9 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $3.8 million from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan. During the year ended December 31, 2021, we also paid $0.3 million in deferred offering costs in connection with the sale of common stock.

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

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$2,016	$2,981	$4,759	$26,098	$35,854

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”), which expires in December 2022. The Lease was amended during the third quarter of 2021 to include additional office and laboratory space to accommodate the Company’s growth. The Company has an option to renew the Lease for an additional 1-year period.

In November 2021, we entered into a lease agreement (the “Chestnut Run Lease”) with a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The aggregate estimated rent payments due over the initial term of the Chestnut Run Lease is approximately $33.8 million and are included in the table above.

In June 2021, the Company entered into a 12-month noncancelable lease, which commenced on July 1, 2021 and will expire on June 30, 2022, and has remaining lease payments of approximately $0.2 million in 2022.

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

We accrue an expense for preclinical studies and clinical trial activities performed by our CROs and vendors based upon estimates of the proportion of work completed. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees and directors, including stock options and vesting restricted stock, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value of stock options, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including volatility, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

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

Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation, exemption to the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prelude Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prelude Therapeutics Incorporated (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 17, 2022

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,828	$218,309
Marketable securities	259,405	—
Prepaid expenses and other current assets	3,882	2,500
Total current assets	295,115	220,809
Restricted cash	4,044	—
Property and equipment, net	3,929	2,480
Right-of-use asset	1,707	—
Other assets	303	301
Total assets	$305,098	$223,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,840	$3,920
Accrued expenses and other current liabilities	9,621	7,455
Operating lease liability	1,740	—
Total current liabilities	19,201	11,375
Other liabilities	—	32
Total liabilities	19,201	11,407
Commitments (note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,200,299 and 32,595,301 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	3
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 11,402,037 and 11,110,371 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	505,723	319,605
Accumulated other comprehensive income (loss)	(711)	—
Accumulated deficit	(219,120)	(107,426)
Total stockholders’ equity	285,897	212,183
Total liabilities and stockholders’ equity	$305,098	$223,590

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$86,778	$48,177
General and administrative	26,957	10,586
Total operating expenses	113,735	58,763
Loss from operations	(113,735)	(58,763)
Other income, net	2,041	1,834
Net loss	$(111,694)	$(56,929)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.43)	$(4.56)
Weighted average common shares outstanding, basic and diluted	46,049,763	12,478,463
Comprehensive loss
Net loss	$(111,694)	$(56,929)
Unrealized gain (loss) on marketable securities, net of tax	(711)	—
Comprehensive loss	$(112,405)	$(56,929)

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	32,595,301	$3	11,110,371	$1	$319,605	$—	$(107,426)	$212,183
Issuance of common stock upon exercise of stock options	995,950	—	—	—	3,504	—	—	3,504
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	—	161,412
Issuance of common stock under ESPP	25,714	—	—	—	272	—	—	272
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(711)	—	(711)
Stock-based compensation expense	—	—	—	—	20,931	—	—	20,931
Net loss	—	—	—	—	—	—	(111,694)	(111,694)
Balance at December 31, 2021	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTUNIUED)

	Convertible preferred stock						Stockholders’ equity (deficit)
(in thousands, except shares)	Series A		Series B		Series C		Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	11,736,119	$36,595	7,628,846	$29,848	—	$—	3,161,653	$—	—	$—	$1,085	$(50,497)	$(49,412)
Exercise of stock options	—	—	—	—	—	—	100,545	—	—	—	100	—	100
Sale of Series B convertible preferred stock, net of issuance costs of $58	—	—	7,628,846	29,942			—	—	—	—	—	—	—
Sale of Series C convertible preferred stock, net of issuance costs of $174	—	—	—	—	3,443,612	49,826	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(11,736,119)	(36,595)	(15,257,692)	(59,790)	(3,443,612)	(49,826)	19,327,052	2	11,110,371	1	146,208	—	146,211
Sale of common stock in initial public offering, net of issuance costs of $2,538	—	—	—	—	—	—	9,573,750	1	—	—	166,629	—	166,630
Stock-based compensation expense, including issuance of RSAs	—	—	—	—	—	—	432,301	—	—	—	5,583	—	5,583
Net loss	—	—	—	—	—	—	—	—	—	—	—	(56,929)	(56,929)
Balance at December 31, 2020	—	$—	—	$—	—	$—	32,595,301	$3	11,110,371	$1	$319,605	$(107,426)	$212,183

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(111,694)	$(56,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	542
Noncash lease expense	1,328	—
Loss on disposal of property and equipment	—	11
Stock-based compensation	20,931	5,583
Amortization of premium and discount on marketable securities, net	1,364	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,382)	(1,155)
Accounts payable	3,903	1,157
Accrued expenses and other liabilities	2,463	4,614
Operating lease liabilities	(1,359)	—
Net cash used in operating activities	(83,531)	(46,177)
Cash flows used in investing activities:
Purchases of marketable securities	(261,480)	—
Purchases of property and equipment	(2,323)	(621)
Net cash used in investing activities	(263,803)	(621)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	161,424	—
Proceeds from the issuance of common stock upon initial public offering, net of offering costs	—	166,630
Proceeds from the sale of Series C convertible preferred stock, net of offering costs	—	49,826
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	29,942
Payment of offering costs	(303)	(12)
Payment of capital lease obligation	—	(258)
Proceeds from issuance of common stock in connection with the exercise of stock options	3,504	100
Proceeds from the issuance of common stock under ESPP	272	—
Net cash provided by financing activities	164,897	246,228
Net (decrease) increase in cash and cash equivalents	(182,437)	199,430
Cash, cash equivalents and restricted cash at beginning of year	218,309	18,879
Cash, cash equivalents and restricted cash at end of year	$35,872	$218,309
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$567	—
Property and equipment in accounts payable	$806	$765
Unrealized gain (loss) on marketable securities	$(711)	—
Offering costs in accrued expenses	$—	$265
Offering costs in accounts payable	$—	$24

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

Prelude Therapeutics Incorporated (the “Company”) was incorporated in Delaware on February 5, 2016 and is a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. Since beginning operations, the Company has devoted substantially all its efforts to research and development, conducting preclinical and clinical studies, recruiting management and technical staff, administration, and raising capital.

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $219.1 million at December 31, 2021. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views and manages its operations as a single operating segment.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments.

Cash, Cash Equivalents and Restricted cash

The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value in the accompanying balance sheets.

Restricted cash comprises a letter of credit for the benefit of the landlord in connection with the Company’s new lease facility. See note 8 for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$31,828	$218,309
Restricted cash	4,044	-
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$35,872	$218,309

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and commercial paper that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

Comprehensive loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s comprehensive loss for the year ended December 31, 2021 comprised net loss and unrealized gain(loss) on marketable securities. The Company’s comprehensive loss was equal to net loss for the year ended December 31, 2020.

Stock-Based Compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of the stock options is estimated using the “simplified method”, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

entitles the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Unvested restricted stock awards	611,608	1,214,767
Unvested restricted stock units	20,000	—
Stock options	7,179,482	6,839,091
	7,811,090	8,053,858

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows for the year ended December 31, 2021.

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance: Disclosures by Business Entities about Government Assistance”. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy (i) the type of transaction (ii) the accounting for the transaction, and (iii) the effect of the transaction on the entity’s financial statements. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on its financial statements and related disclosures.

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2021. The Company did not have any marketable securities as of December 31, 2020.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
Marketable securities
Corporate debt securities	$193,798	$1	$(696)	$193,103
Commercial paper	66,318	1	(17)	66,302
	$260,116	$2	$(713)	$259,405

The Company’s marketable securities generally have contractual maturity dates of 18 months or less. As of December 31, 2021, the Company had 25 securities with a total fair market value of $221.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its debt securities to maturity.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$30,520	$—	$—
Marketable securities
Corporate debt securities	—	193,103	—
Commercial paper	—	66,302	—
Total	30,520	259,405	—

December 31, 2020:
Assets:
Cash equivalents (Money Market Funds)	$217,072	$—	$—

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Lab equipment	$4,266	$3,010
Leasehold improvements	875	448
Furniture and fixtures	118	105
Construction in progress	668	—
	5,927	3,563
Less accumulated depreciation	(1,998)	(1,083)
Property and equipment, net	$3,929	$2,480

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

In September 2019, the Company signed a 12-month capital lease for $0.4 million of lab equipment with an effective interest rate of 9.67%. At December 31, 2020, the Company had $0.1 million of accumulated amortization related to the capital lease. At December 31, 2020, the Company had no further lease payments under the capital lease.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Compensation and related benefits	$4,919	$3,614
Research and development	4,615	3,421
Other	87	420
	$9,621	$7,455

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”), which expires in December 2022. The Lease was amended during the third quarter of 2021 to include additional office and laboratory space to accommodate the Company’s growth. The Company has an option to renew the Lease for an additional 1-year period. This option to extend was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of December 31, 2021. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10.0%.

The future minimum lease payments under the Lease at December 31, 2021 are as follows:

(in thousands)
2022	$1,836
Total undiscounted lease payments	1,836
Less imputed interest	(96)
Current lease liability	$1,740

During the fourth quarter of 2021, the Company entered into a lease agreement (the Chestnut Run Lease) with a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the Commencement Date). The Chestnut Run Lease premises includes approximately 81,000 square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). The Premises contains both office and lab space the Company intends to use for administrative, research and development and other activities. Upon the Chestnut Run Lease commencement, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The aggregate estimated rent payments due over the initial term of the Chestnut Run Lease is approximately $33.8 million. The estimated rent payments due over the next five years is as follows:

(in thousands)
2022	$-
2023	840
2024	2,141
2025	2,350
2026	2,409
Thereafter	26,098

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company paid a security deposit in the form of a letter of credit of $4.0 million which is included in the balance sheet as restricted cash as of December 31, 2021. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In June 2021, the Company entered into a 12-month noncancelable lease, which commenced on July 1, 2021 and will expire on June 30, 2022, and has remaining lease payments of approximately $0.2 million in 2022. The Company adopted the short-term lease election as afforded by ASC 842 and did not recognize a right-of-use asset and operating lease liability related to this short-term lease.

Rent expense for the years ended December 31, 2021 and 2020 was $1.8 million and $1.2 million, respectively.

  Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 3% of the participant’s compensation. During 2021 the Company made matching contributions of $0.5 million. The Company did not make any matching contributions in 2020.

Research Collaboration Agreement

In September 2021, the Company entered into a research collaboration agreement estimated to last for approximately one year (the “Darwin Health Agreement”) with Darwin Health, Inc. (“DarwinHealth”). Under the terms of the Darwin Health Agreement, DarwinHealth will utilize their drug discovery technologies and certified methodologies in precision oncology to advance and accelerate clinical development for certain of the Company’s programs across a broad range of tumor subtypes. The Company will pay DarwinHealth a total of $3.0 million in three equal installments over the one-year term (the “Research Term”) to fund the research and, if the Company adopts any of DarwinHealth’s development ideas, the Company will be responsible for the development, manufacturing, and commercialization of any such products. For the year ended December 31, 2021, research and development expense related to this agreement recognized in the statement of operations was $1.0 million. In addition to research funding, DarwinHealth is eligible to receive future research, development and regulatory milestones of up to $3.0 million for each product candidate and is also eligible to receive tiered royalties in the low single digits on net sales of each product developed using DarwinHealth’s development technologies or methods. However, within eighteen-months following the Research Term, the Company, in its sole discretion, may notify DarwinHealth that it will not utilize its development ideas and will be entitled to receive a refund of $0.5 million.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Pursuant to the Series B Stock Purchase Agreement, the Series B investors could elect to purchase an aggregate of 7,628,846 additional shares of the Company’s Series B at a fixed purchase price of $3.9325 per share (the “Series B Future Tranche Right”). The Company determined that the Series B Future Tranche Right did not meet the definition of a freestanding financial instrument as it was not legally detachable. The Series B Future Tranche Right was also evaluated as an embedded derivative and the Company determined it did not meet the definition of a derivative instrument for which bifurcation would be required. In March 2020, the Company’s Series B investors exercised their Future Tranche Right and purchased 7,628,846 shares of Series B for net proceeds of approximately $29.9 million.

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

Follow-on Offering

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

10. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The total number of shares initially authorized under the Plan was 4,680,000, which was increased on January 1, 2021 and will automatically increase on January 1st of each year, continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. At December 31, 2021, 5,314,849 shares were available for future grants and on January 1, 2022, 2,380,116 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$9,469	$2,585
General and administrative	11,462	2,998
	$20,931	$5,583

Stock Options

The following table summarizes stock option activity for the Plan in the years indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2020	2,269,742	$1.66	9.20
Granted	4,785,630	$11.35
Exercised	(100,545)	$0.99
Forfeited	(115,736)	$1.37
Outstanding at December 31, 2020	6,839,091	$8.46	9.17
Granted	2,600,231	$31.14
Exercised	(995,950)	$3.52
Forfeited	(1,263,890)	$19.79
Outstanding at December 31, 2021	7,179,482	$15.36	8.66
Exercisable at December 31, 2021	2,057,975	$6.99	8.04

At December 31, 2021, the aggregate intrinsic value of outstanding options and exercisable options was $25.1 million and $13.2 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $7.37	2,352,647	7.76	$1.80	1,233,638	$1.75
$7.38 - $13.08	2,465,488	8.67	12.85	777,587	12.85
$13.09 - $31.30	1,760,632	9.61	27.58	4,219	17.99
$31.31 - $88.98	600,715	9.35	43.02	42,531	50.79
	7,179,482			2,057,975

The weighted-average grant date fair value of options granted was $22.80 and $10.12 per share for the years ended December 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $26.9 million for the year

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

ended December 31, 2021. The Company recorded stock-based compensation expense of $19.9 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively, related to stock options. As of December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $68.4 million, which the Company expects to recognize over a weighted-average period of 3.03 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2021	2020
Expected volatility	87.46%	115.17%
Risk-free interest rate	0.94%	0.43%
Expected life (in years)	6.04	6.25
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Unvested balance at January 1, 2020	1,335,349	$1.42
Granted	432,301	$3.26
Vested	(552,883)	$1.37
Unvested balance at December 31, 2020	1,214,767	$2.09
Vested	(603,159)	$1.89
Unvested balance at December 31, 2021	611,608	$2.29

The Company recorded stock-based compensation expense of $0.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, related to RSAs. As of December 31, 2021, the total unrecognized expense related to all RSAs was $1.3 million, which the Company expects to recognize over a weighted-average period of 1.83 years.

The Company issues restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after 1 year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Outstanding at January 1, 2021	—
Granted	45,000	$26.91
Forfeited	(25,000)	$33.78
Outstanding at December 31, 2021	20,000	$18.32

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company recorded stock-based compensation expense of $20 thousand for the year ended December 31, 2021 related to RSUs. At December 31, 2021 the total unrecognized expense related to the RSUs was $0.3 million, which the Company expects to recognize over 3.76 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which as of December 31, 2021 had 931,342 shares of common stock reserved for future issuance. The Company issued 25,714 shares under the ESPP in 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, on January 1, 2022, 476,023 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.2 million for the year ended December 31, 2021 related to the ESPP.

11. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$60,495	$28,283
Research and development credits	11,240	4,753
Stock-based compensation	2,448	33
Accrued expense	1,290	—
Lease liabilities	485	—
Gross deferred tax assets	75,958	33,069
Less: valuation allowance	(75,371)	(32,899)
Total deferred tax asset	587	170
Deferred tax liability
Right-of-use assets	(476)	—
Depreciation	(111)	(170)
Total deferred tax liabilities	(587)	(170)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2021 and December

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

31, 2020. The valuation allowance increased by $42.5 million and $17.5 million during the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2021	2020
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(7.7)	(6.5)
Permanent differences	(3.5)	1.2
Research and development	(5.8)	(4.4)
Change in valuation allowance	38.0	30.7
	—%	—%

The following table summarizes carryforwards of federal and state net operating losses (“NOL”) and research tax credits:

	December 31,
(in thousands)	2021	2020
NOL carryforwards - Federal	$217,038	$101,471
NOL carryforwards - State	217,038	101,471
Research tax credits - Federal	11,206	4,720
Research tax credits - State	43	43

The NOL carryforwards begin expiring in 2036 for federal and Delaware state income tax purposes, however; all federal and Delaware state NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. As of December 31, 2021, the Company also had federal and Delaware research and development tax credit carryforwards of $11.2 million and $43 thousand, respectively, that will begin to expire in 2036 and 2031, respectively, unless previously utilized.

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

As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to NOL and tax credit carry forwards that remain unutilized, income tax returns for all tax years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our Chief Executive Officer (Our principal executive officer) and our Chief Financial Officer (Our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	November 10, 2020

3.2	Restated Bylaws of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.2	November 10, 2020

4.1	Form of Common Stock Certificate.	S-1/A	333-248628	4.1	September 16, 2020

4.2	Amended and Restated Investors’ Rights Agreement, dated August 21, 2020, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1/A	333-248628	4.2	September 16, 2020

4.3	Form of Registration Rights Agreement, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1	333-251874	4.3	January 4, 2021

4.4*	Description of Voting Common Stock Registered Under Section 12 of the Securities Exchange Act of 1943, as amended.					X
10.1	Form of Indemnification Agreement with directors and officers.	S-1	333-248628	10.1	September 4, 2020

10.2	2016 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-248628	10.2	September 4, 2020

10.3	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248628	10.3	September 21, 2020

10.4	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248628	10.4	September 21, 2020

10.5	Second Amended and Restated Entrepreneur Client License Agreement, dated November 1, 2020, by and between Prelude Therapeutics Incorporated and Delaware Innovation Space, Inc.	8-K	001-39527	10.1	November 4, 2020

10.6	Executive Employment Agreement, dated December 30, 2020, by and between the Prelude Therapeutics Incorporated and Krishna Vaddi.	S-1	333-251874	10.6	January 4, 2021

10.7*	Executive Employment Agreement, dated December 19, 2020, by and between the Registrant and Peggy Scherle.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.8*	Executive Employment Agreement, dated December 19, 2020, by and between the Registrant and Andrew Combs.					X

10.9*	Executive Employment Agreement, dated November 5, 2021, by and between Registrant and Laurent Chardonnet.					X

10.10*	Executive Employment Agreement, dated December 19, 2020, by and between the Registrant and Brian Piper.					X

10.11*	Single-Tenant Triple Net Lease, dated November 30, 2021, by and between the Registrant and Crisp Partners, LLC.					X

10.12*	First Amendment to Single-Tenant Triple Net Lease, dated November 15, 2021 by and between the Registrant and Crisp Partners, LLC.					X

21.1	Subsidiaries of Prelude Therapeutics Incorporated.	S-1	333-248628	21.1	September 4, 2020

23.1*	Consent of Ernst and Young LLP, an independent registered public accounting firm.					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRELUDE THERAPEUTICS INCORPORATED

Date: March 17, 2022	By:	/s/ Krishna Vaddi
Krishna Vaddi, Ph.D
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vaddi Krishna Vaddi, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022

/s/ Laurent Chardonnet Laurent Chardonnet	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2022

/s/ Paul A. Friedman	Chairman and Director	March 17, 2022
Paul A. Friedman, M.D.

/s/ Martin Babler	Director	March 17, 2022

Martin Babler

/s/ Julian Baker	Director	March 17, 2022
Julian Baker

/s/ David Bonita	Director	March 17, 2022
David Bonita, M.D.

/s/ Mardi C. Dier	Director	March 17, 2022
Mardi C. Dier

/s/ Victor Sandor	Director	March 17, 2022
Victor Sandor, M.D.C.M.