Form 10-Q
period 2022-03-31
Prelude Therapeutics Inc
filed 2022-05-10
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 4, 2022, the registrant had 47,695,639 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,634	$31,828
Marketable securities	214,555	259,405
Prepaid expenses and other current assets	3,783	3,882
Total current assets	269,972	295,115
Restricted cash	4,044	4,044
Property and equipment, net	4,122	3,929
Right-of-use asset	2,224	1,707
Other assets	309	303
Total assets	$280,671	$305,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,390	$7,840
Accrued expenses and other current liabilities	6,820	9,621
Operating lease liability	1,859	1,740
Total current liabilities	16,069	19,201
Other liabilities	2,400	—
Operating lease liability	390	—
Total liabilities	18,859	19,201
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,293,331 and 36,200,299 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,402,037 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	512,705	505,723
Accumulated other comprehensive income (loss)	(2,313)	(711)
Accumulated deficit	(248,585)	(219,120)
Total stockholders’ equity	261,812	285,897
Total liabilities and stockholders’ equity	$280,671	$305,098

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$22,821	$16,470
General and administrative	7,467	5,497
Total operating expenses	30,288	21,967
Loss from operations	(30,288)	(21,967)
Other income, net	823	667
Net loss	$(29,465)	$(21,300)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.63)	$(0.47)
Weighted average common shares outstanding, basic and diluted	47,066,427	45,121,955
Comprehensive loss
Net loss	$(29,465)	$(21,300)
Unrealized loss on marketable securities, net of tax	(1,602)	—
Comprehensive loss	$(31,067)	$(21,300)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized loss on marketable securities	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$(107,426)	$212,183
Exercise of stock options	210,274	—	—	—	386	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	3,886
Net loss	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31, 2021	35,388,909	$4	11,402,037	$1	$485,288	$(128,726)	$356,567

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(29,465)	$(21,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	160
Noncash lease expense	411	282
Stock-based compensation	6,829	3,886
Amortization of premium and discount on marketable securities, net	748	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93	761
Accounts payable	2	1,601
Accrued expenses and other liabilities	(401)	(1,372)
Operating lease liabilities	(419)	(161)
Net cash used in operating activities	(21,895)	(16,143)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	42,500	—
Purchases of property and equipment	(952)	(986)
Net cash provided by (used in) investing activities	41,548	(986)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	—	161,424
Proceeds from the exercise of stock options	153	386
Net cash provided by financing activities	153	161,810
Net increase in cash and cash equivalents	19,806	144,681
Cash, cash equivalents, and restricted cash at beginning of period	35,872	218,309
Cash, cash equivalents, and restricted cash at end of period	$55,678	$362,990
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$928	$—
Property and equipment in accounts payable	$354	$86
Unrealized loss on marketable securities	$(1,602)	$—

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $248.6 million at March 31, 2022. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

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

3. Summary of significant accounting policies

The summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2021 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. Those policies have not materially changed, except as set forth below.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 found in the Form 10-K filed with the SEC on March 17, 2022. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2022 and December 31, 2021.

Cash, Cash Equivalents and Restricted cash

The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value in the accompanying balance sheets.

Restricted cash comprises a letter of credit for the benefit of the landlord in connection with the Company’s Chestnut Run Lease. See Note 8 for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$51,634	$31,828
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$55,678	$35,872

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and commercial paper that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company's statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards entitle the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Unvested restricted stock awards	514,641	1,009,462
Unvested restricted stock units	20,000	—
Stock options	8,541,017	6,732,969
Employee stock purchase plan	40,127	—
	9,115,785	7,742,431

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” which has subsequently been amended by ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, and ASU No. 2020-03 (“ASU 2016-03”). This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company early adopted this standard as of January 1, 2022 using a modified retrospective approach. It did not have a material impact on the Company’s financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance: Disclosures by Business Entities about Government Assistance”. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy (i) the type of transaction (ii) the accounting for the transaction, and (iii) the effect of the transaction on the entity’s financial statements. The Company adopted this standard as of January 1, 2022 using a prospective approach and it did not have a material impact on the Company’s financial statements and related disclosures.

4. Marketable Securities

The following is a summary of the Company’s marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
March 31, 2022
Corporate debt securities	$180,532	$—	$(2,237)	$178,295
Commercial paper	36,336	—	(76)	36,260
Total	$216,868	$—	$(2,313)	$214,555

December 31, 2021
Corporate debt securities	$193,798	$1	$(696)	$193,103
Commercial paper	66,318	1	(17)	66,302
Total	$260,116	$2	$(713)	$259,405

The Company’s marketable securities generally have contractual maturity dates of 15 months or less. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents (Money Market Funds)	$47,920	$—	$—
Marketable securities
Corporate debt securities	—	178,295	—
Commercial paper	—	36,260	—
Total	$47,920	$214,555	$—

December 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$30,520	$—	$—
Marketable securities
Corporate debt securities	—	193,103	—
Commercial paper	—	66,302	—
Total	$30,520	$259,405	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Compensation and related benefits	$3,025	$4,919
Research and development	3,441	4,615
Other	354	87
	$6,820	$9,621

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”). During the first quarter of 2022, the Lease was amended to allow the Company the option to renew the Lease for two 6-month periods and the Company exercised its option to renew the lease for an additional 6 months until June 30, 2023. The second option to extend the Lease for an additional 6 months was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of March 31, 2022. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 6.0%.

Rent expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.3 million, respectively.

Future minimum annual lease payments under the Lease at March 31, 2022 is as follows:

(in thousands)
2022 (remaining)	$1,377
2023	964
Total undiscounted lease payments	2,341
Less imputed interest	(92)
Current and noncurrent lease liability	$2,249

During the fourth quarter of 2021, the Company entered into a lease agreement (the “Chestnut Run Lease”) with a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). The Premises contains both office and lab space the Company intends to use for administrative, research and development and other activities. Upon the Commencement Date, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The aggregate estimated rent payments due over the initial term of the Chestnut Run Lease is approximately $33.8 million. The estimated rent payments due for the remainder of 2022 along with each of the next five years and thereafter is as follows:

(in thousands)
2022 (remaining 9 months)	$-
2023	140
2024	1,873
2025	2,326
2026	2,384
2027	2,444
Thereafter	24,670

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the balance sheet as restricted cash as of March 31, 2022. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $5.5 million in reimbursements over three years for the development of lab space in addition to increasing jobs in Delaware to meet specific targeted levels through 2023. During the first quarter of 2022, the Company received cash of $2.4 million from the grant for the development of lab space. The Company has deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities on the balance sheet. The Company will recognize the grant funds in other income as grant income over the useful life of the related assets. If, after two years from the disbursement date, the incurred costs for lab space are less than the $2.4 million received, the Company is required to pay back the difference between total funds received and allowable costs incurred. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis. During the first quarter of 2022, the Company also received cash of $0.3 million for satisfying the first performance benchmark measurement. The Company recognized this in other income, net on the statement of operations and comprehensive loss.

To the extent the Company’s employee headcount is fewer than the performance benchmark, the Company is required to repay the amount of grant funds received for the number of employees below the benchmark.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 3% of the participant’s compensation. For both the three months ended March 31, 2022 and 2021, the Company made matching contributions of $0.2 million.

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

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of March 31, 2022, 6,240,398 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$3,200	$1,840
General and administrative	3,629	2,046
	$6,829	$3,886

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	7,179,482	$15.36	8.66
Granted	1,646,416	$10.60
Exercised	(93,032)	$1.64
Forfeited	(191,849)	$17.86
Outstanding at March 31, 2022	8,541,017	$14.54	8.70
Exercisable at March 31, 2022	2,285,520	$8.08	7.85

At March 31, 2022, the aggregate intrinsic value of outstanding options and exercisable options was $11.3 million and $6.7 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2022 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $5.99	2,213,458	7.52	$1.80	1,300,092	$1.76
$6.00 - $11.72	1,625,800	9.88	10.58	2,250	10.09
$11.73 - $13.04	2,392,956	8.42	12.85	893,074	12.85
$13.05 - $31.13	607,804	9.48	20.34	11,469	15.72
$31.14 - $88.98	1,700,999	9.23	35.21	78,635	57.34
	8,541,017			2,285,520

The weighted-average grant date fair value of options granted was $7.62 and $68.39 per share for the three months ended March 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $0.6 million for the three months ended March 31, 2022. The Company recorded stock-based compensation expense of $6.5 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively, related to stock options. As of March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $72.2 million, which the Company expects to recognize over a weighted-average period of 3.01 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2022	2021
Expected volatility	84.57%	117.13%
Risk-free interest rate	1.97%	0.76%
Expected life (in years)	6.06	6.06
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2022	611,608	$2.29
Vested	(96,967)	$2.08
Unvested balance at March 31, 2022	514,641	$2.33

The Company recorded stock-based compensation expense of $0.2 million for both the three months ended March 31, 2022 and 2021 related to RSAs. As of March 31, 2022, the total unrecognized expense related to all RSAs was $1.1 million, which the Company expects to recognize over a weighted-average period of 1.63 years.

In 2021, the Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services. At March 31, 2022 there were 20,000 RSUs outstanding which had a weighted-average grant date fair value of $18.32. There were no RSUs granted or forfeited during the three months ended March 31, 2022. The Company recorded stock-based compensation expense of $24 thousand for the three months ended March 31, 2022 related to RSUs. At March 31, 2022 the total unrecognized expense related to the RSUs was $0.3 million, which the Company expects to recognize over 3.51 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of March 31, 2022, had 1,407,365 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2022, 476,023 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and nil for the three months ended March 31, 2022 and 2021, respectively, related to the ESPP.

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

We have advanced four candidates in clinical trials and intend to file two INDs in the second half of 2022.

We have two clinical candidates that are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. Our PRMT5 candidates are currently being studied in Phase 1 clinical trials in solid tumors and myeloid malignancies.

Based on data from the ongoing Phase 1 dose expansion studies of our PRMT5 candidates, we are concentrating our further development efforts on our PRT811 candidate in biomarker-selected patients in specific cancer types. PRT811 was selected based on its superior safety profile, higher level of target engagement, and unique brain penetrant properties.

Specifically, for the PRMT5 program, we intend to:

•	Focus clinical development in select patient populations where clinical activity has been observed.
•	Complete data analysis of the ongoing expansion cohorts by mid-year to determine further development.
•	Report next steps for the ongoing dose expansion cohorts in the second half of 2022.
•	Determine appropriate development options for PRT811 based on emerging data from ongoing expansion cohorts.

PRT1419, our next clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We have begun enrolling patients with hematologic malignancies, including patients with myelodysplastic syndrome, or MDS, acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, and multiple myeloma, or MM, into the Phase 1 clinical trial for the oral formulation of PRT1419. The dose escalation portion of the Phase 1 trial of both oral formulation and the IV formulation, which leverages the optimized physicochemical properties of PRT1419, are underway in patients with solid tumors and hematologic tumors.

Based on the data to date, we have prioritized development of the IV formulation of PRT1419 which demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We intend to evaluate combinations with PRT1419 by mid-year, with the goal of establishing safety, clinical activity and a recommended Phase 2 dose in the second half of 2022.

PRT2527 is designed to be a potent and selective Cyclin-dependent kinase 9, or CDK9, inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. PRT2527 has demonstrated high potency and kinase selectivity which may offer improved efficacy and safety compared to less selective CDK9 inhibitors. Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. A phase one trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence. We anticipate completing enrollment in the Phase 1 dose escalation study of PRT2527 with the goal of identifying a recommended Phase 2 dose in the second half of 2022.

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

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $29.5 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $248.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2022, we had $266.2 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the second half of 2024.

COVID-19 Impact

We are continuing to proactively monitor and assess the COVID-19 pandemic. Since early March 2020 we have been monitoring the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. The safety and well-being of employees, patients and partners is our highest priority. See the Risk Factor “The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations” in Part II, Item 1A. “Risk Factors” below.

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities and potential commercialization efforts. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,		Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$22,821	$16,470	$6,351
General and administrative	7,467	5,497	1,970
Total operating expenses	30,288	21,967	8,321
Loss from operations	(30,288)	(21,967)	(8,321)
Other income, net	823	667	156
Net loss	$(29,465)	$(21,300)	$(8,165)

Research and Development Expenses

Research and development expenses increased by $6.4 million to $22.8 million for the three months ended March 31, 2022 from $16.5 million for the three months ended March 31, 2021. Included in research and development expenses for the quarter ended March 31, 2022, was $3.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $1.8 million for the three months ended March 31, 2021. The increase in research and development expense was primarily due to an increase in discovery-stage program expenses and from the growth and advancement of our clinical pipeline. Our chemistry, manufacturing and other costs for the trials also increased. We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development expenses by program are summarized in the table below:

	Three months ended March 31,
(in thousands)	2022	2021
PRT543	$918	$3,265
PRT811	2,367	1,790
PRT1419 (Oral and IV)	2,089	1,936
PRT2527	848	1,078
Discovery programs	5,402	2,094
Internal costs, including personnel related	11,197	6,307
	$22,821	$16,470

General and Administrative Expenses

General and administrative expenses increased by $2.0 million to $7.5 million for the three months ended March 31, 2022 from $5.5 million for the three months ended March 31, 2021. Included in the general and administrative expenses for the quarter ended March 31, 2022, was $3.6 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $2.0 million for the same period in 2021. The increase in general and administrative expense was primarily due to an increase in non-cash stock-based compensation expense along with professional fees as we expanded our operations to support our research and development efforts.

Other Income, net

Other income, net increased by $0.2 million to $0.8 million for the three months ended March 31, 2022 from $0.7 million for the three months ended March 31, 2021, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware during 2022, as well as interest earned on the investment of our cash proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of March 31, 2022, we had $266.2 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $248.6 million. We expect our existing cash, cash equivalents and marketable securities to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(21,895)	$(16,143)
Cash provided by (used in) investing activities	41,548	(986)
Cash provided by financing activities	153	161,810
Net increase in cash and cash equivalents	$19,806	$144,681

Operating Activities

During the three months ended March 31, 2022, we used $21.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $29.5 million and a $0.7 million net increase in our operating assets and liabilities, offset by noncash charges of $8.3 million, which consisted of $6.8 million in stock-based compensation, $0.7 million in amortization of premiums and discounts on marketable securities, $0.4 million noncash lease expense, and $0.3 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities consisted primarily of $42.5 million in proceeds from maturities of marketable securities. During the three months ended March 31, 2021 we used $1.0 million of cash for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $0.2 million from the exercise of stock options. During the three months ended March 31, 2021, financing activities provided $161.8 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $0.4 million from the exercise of stock options.

Critical Accounting Policies

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the three months ended March 31, 2022 and 2021, we reported a net loss of $29.5 million and $21.3 million, respectively. As of March 31, 2022, we had an accumulated deficit of $248.6 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419 and PRT2527, and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of March 31, 2022, our cash, cash equivalents, and marketable securities were $266.2 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811, PRT1419 and PRT2527 through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trials for both the oral formulation and IV formulation of PRT1419, the ongoing Phase 1 clinical trial for PRT2527, and development and subsequent INDs of other future product candidates we may choose to pursue, including PRT3645, a CDK 4/6 inhibitor, and a SMARCA2 protein degrader. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, PRT543, PRT811, PRT1419 and PRT2527, and other pipeline product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, expand operations and build our new facility, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, including the ongoing conflict in Ukraine, or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

As of March 31, 2022, we had 118 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO. From March 31, 2021 to March 31, 2022, the closing price of common stock on the Nasdaq Global Select Market has ranged from $6.76 to $45.42 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q and the following:

•	enrollment or results of clinical trials of our product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	share price and fluctuations of trading volume of our common stock;

•	sales of our common stock by us, insiders or our stockholders;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest (including the current conflict in Ukraine);

•	natural disasters and other calamities; and

•	general economic, industry and market conditions, or other events or factors, many of which are beyond our control, such as the COVID-19 pandemic.

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

As of March 31, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at March 31, 2022, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 76.1% of the voting power, and the former non-voting common stock would represent 23.9% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K as well as our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in our Annual Reports on Form 10-K.

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K as well as our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1	Executive Employment Agreement, dated January 21, 2022, by and between the Registrant and Jane Huang					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: May 10, 2022	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2022	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Accounting Officer)