Form 10-Q
period 2022-06-30
Prelude Therapeutics Inc
filed 2022-08-09
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 2, 2022, the registrant had 47,833,307 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$50,706	$31,828
Marketable securities	195,599	259,405
Prepaid expenses and other current assets	2,319	3,882
Total current assets	248,624	295,115
Restricted cash	4,044	4,044
Property and equipment, net	4,285	3,929
Right-of-use asset	1,793	1,707
Other assets	309	303
Total assets	$259,055	$305,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,273	$7,840
Accrued expenses and other current liabilities	7,716	9,621
Operating lease liability	1,822	1,740
Total current liabilities	15,811	19,201
Other liabilities	2,400	—
Total liabilities	18,211	19,201
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,369,248 and 36,200,299 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,402,037 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	519,092	505,723
Accumulated other comprehensive income (loss)	(2,294)	(711)
Accumulated deficit	(275,959)	(219,120)
Total stockholders’ equity	240,844	285,897
Total liabilities and stockholders’ equity	$259,055	$305,098

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$21,310	$22,409	$44,131	$38,879
General and administrative	8,151	5,513	15,618	11,010
Total operating expenses	29,461	27,922	59,749	49,889
Loss from operations	(29,461)	(27,922)	(59,749)	(49,889)
Other income, net	2,087	1,057	2,910	1,724
Net loss	$(27,374)	$(26,865)	$(56,839)	$(48,165)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.58)	$(0.58)	$(1.20)	$(1.06)
Weighted average common shares outstanding, basic and diluted	47,276,684	46,057,112	47,172,136	45,592,117
Comprehensive loss
Net loss	$(27,374)	$(26,865)	$(56,839)	$(48,165)
Unrealized gain (loss) on marketable securities, net of tax	19	—	(1,583)	—
Comprehensive loss	$(27,355)	$(26,865)	$(58,422)	$(48,165)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812
Issuance of common stock upon exercise of stock options	31,253	—	—	—	59	—	—	59
Issuance of common stock under ESPP	68,080	—	—	—	300			300
Unrealized gain (loss) on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation expense, net of forfeitures of restricted stock awards	(23,416)	—	—	—	6,028	—	—	6,028
Net loss	—	—	—	—	—	—	(27,374)	(27,374)
Balance at June 30, 2022	36,369,248	$4	11,402,037	$1	$519,092	$(2,294)	$(275,959)	$240,844

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$(107,426)	$212,183
Issuance of common stock upon exercise of stock options	210,274	—	—	—	386	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	3,886
Net loss	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31, 2021	35,388,909	$4	11,402,037	$1	$485,288	$(128,726)	$356,567
Issuance of common stock upon exercise of stock options	247,786	—	—	—	422	—	422
Stock-based compensation expense	—	—	—	—	4,237	—	4,237
Net loss	—	—	—	—	—	(26,865)	(26,865)
Balance at June 30, 2021	35,636,695	$4	11,402,037	$1	$489,947	$(155,591)	$334,361

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(56,839)	$(48,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	359
Noncash lease expense	842	572
Stock-based compensation	12,857	8,123
Amortization of premium and discount on marketable securities, net	1,784	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,557	1,044
Accounts payable	(838)	3,327
Accrued expenses and other liabilities	495	(856)
Operating lease liabilities	(846)	(459)
Net cash used in operating activities	(40,363)	(36,055)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(27,140)	—
Proceeds from maturities of marketable securities	87,579	—
Purchases of property and equipment	(1,710)	(1,367)
Net cash provided by (used in) investing activities	58,729	(1,367)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	—	161,424
Proceeds from the issuance of common stock under ESPP	300	—
Proceeds from the issuance of common stock in connection with the exercise of stock options	212	808
Net cash provided by financing activities	512	162,232
Net increase in cash and cash equivalents	18,878	124,810
Cash, cash equivalents, and restricted cash at beginning of period	35,872	218,309
Cash, cash equivalents, and restricted cash at end of period	$54,750	$343,119
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$928	$—
Property and equipment in accounts payable	$77	$386
Unrealized loss on marketable securities	$(1,583)	$—

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $276.0 million at June 30, 2022. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There continues to be significant uncertainty as to the effects of this disease and emerging variants which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with the ongoing COVID-19 pandemic, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future financial statements.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 found in the Form 10-K filed with the SEC on March 17, 2022. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$50,706	$31,828
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$54,750	$35,872

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and commercial paper that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2022	2021
Unvested restricted stock awards	356,432	841,965
Unvested restricted stock units	170,000	25,000
Stock options	8,915,289	6,769,438
	9,441,721	7,636,403

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

4. Marketable Securities

The following is a summary of the Company’s marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
June 30, 2022:
Corporate debt securities	$184,045	$20	$(2,289)	$181,776
Commercial paper	13,848	—	(25)	13,823
Total	$197,893	$20	$(2,314)	$195,599

December 31, 2021
Corporate debt securities	$193,798	$1	$(696)	$193,103
Commercial paper	66,318	1	(17)	66,302
Total	$260,116	$2	$(713)	$259,405

The Company’s marketable securities generally have contractual maturity dates of 16 months or less. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022:
Assets:
Cash equivalents (Money Market Funds)	$47,958	$—	$—
Marketable securities
Corporate debt securities	—	181,776	—
Commercial paper	—	13,823	—
Total	$47,958	$195,599	$—

December 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$30,520	$—	$—
Marketable securities
Corporate debt securities	—	193,103	—
Commercial paper	—	66,302	—
Total	$30,520	$259,405	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Compensation and related benefits	$4,031	$4,919
Research and development	3,396	4,615
Other	289	87
	$7,716	$9,621

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”). During the first quarter of 2022, the Lease was amended to allow the Company the option to renew the Lease for two 6-month periods and the Company exercised its option to renew the lease for an additional 6 months until June 30, 2023. The second option to extend the Lease for an additional 6 months was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of June 30, 2022. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 6.0%.

Rent expense for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $1.1 million and $0.7 million, respectively.

Future minimum annual lease payments under the Lease at June 30, 2022 are as follows:

(in thousands)
2022 (remaining)	$918
2023	964
Total undiscounted lease payments	1,882
Less imputed interest	(60)
Current and noncurrent lease liability	$1,822

In August 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). Upon the Commencement Date, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The Lease Amendment increases the monthly base rent payments due over the initial term of the Chestnut Run Lease to approximately $42.6 million. The estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2022 (remaining 6 months)	$—
2023	—
2024	2,370
2025	2,943
2026	3,016
2027	3,092
Thereafter	31,216

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the balance sheet as restricted cash as of June 30, 2022. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

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

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a safe harbor match with a maximum amount of 3% of the participant’s compensation. For both the three months ended June 30, 2022 and 2021, the Company made matching contributions of $0.1 million. For both the six months ended June 30, 2022 and 2021, the Company made matching contributions of $0.3 million.

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

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of June 30, 2022, 5,708,289 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,472	$2,203	$5,672	$4,043
General and administrative	3,556	2,034	7,185	4,080
	$6,028	$4,237	$12,857	$8,123

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	7,179,482	$15.36	8.66
Granted	2,705,609	$8.32
Exercised	(124,285)	$1.70
Forfeited	(845,517)	$18.06
Outstanding at June 30, 2022	8,915,289	$13.16	8.60
Exercisable at June 30, 2022	2,738,389	$9.81	7.71

At June 30, 2022, the aggregate intrinsic value of outstanding options and exercisable options was $7.7 million and $4.9 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2022 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $3.05	2,109,347	7.26	$1.80	1,414,546	$1.76
$3.06 - $10.34	1,068,193	9.88	4.84	4,500	10.09
$10.35 - $11.72	1,447,250	9.63	10.58	—	0.00
$11.73 - $13.04	2,253,228	8.17	12.85	1,031,129	12.85
$13.05 - $88.98	2,037,271	9.05	31.48	288,214	38.39
	8,915,289			2,738,389

The weighted-average grant date fair value of options granted was $6.00 and $38.31 per share for the six months ended June 30, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $0.7 million for the six months ended June 30, 2022. The Company recorded stock-based compensation expense of $5.7 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, related to stock options. The Company recorded stock-based compensation expense of $12.2 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively, related to stock options. As of June 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $61.8 million, which the Company expects to recognize over a weighted-average period of 2.79 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2022	2021
Expected volatility	84.82%	115.05%
Risk-free interest rate	2.39%	0.93%
Expected life (in years)	6.01	5.91
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2022	611,608	$2.29
Vested	(231,760)	$1.88
Forfeited	(23,416)	$1.89
Unvested balance at June 30, 2022	356,432	$2.58

The Company recorded stock-based compensation expense of $0.2 million for both the three months ended June 30, 2022 and 2021 related to RSAs. The Company recorded stock-based compensation expense of $0.4 million for both the six months ended June 30, 2022 and 2021, related to RSAs. As of June 30, 2022, the total unrecognized expense related to all RSAs was $0.9 million, which the Company expects to recognize over a weighted-average period of 1.45 years.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2022	20,000	$18.32
Granted	150,000	$4.86
Unvested balance at June 30, 2022	170,000	$6.44

The Company recorded stock-based compensation expense of $58 thousand and $82 thousand for the three and six months ended June 30, 2022, respectively, related to RSUs. At June 30, 2022 the total unrecognized expense related to the RSUs was $1.0 million, which the Company expects to recognize over 3.61 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of June 30, 2022, had 1,339,285 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2022, 476,023 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, related to the ESPP. There was no share-based compensation expense recognized in 2021 related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the ongoing COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for seven investigational new drug applications, or INDs, and successfully advanced these programs into clinical trials. In addition, we have other unique programs in various stages of preclinical development and we plan to file an additional IND in 2022.

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

Specifically, for the PRMT5 program, we intend to:

•	Focus clinical development in select patient populations where clinical activity has been observed.
•	Complete data analysis of the ongoing expansion cohorts by the second half of 2022 to determine further development.
•	Report next steps for the ongoing dose expansion cohorts in the second half of 2022.
•	Determine appropriate development options for PRT811 based on emerging data from ongoing expansion cohorts.

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

We recently received clearance for an IND application for PRT3645, a brain penetrant molecule that potently and selectively targets CDK4/6. We remain on track to initiate a clinical trial for PRT3645 by year end. Our most advanced pre-clinical program targets Brahma homologue, or BRM, otherwise known as SMARCA2. We have identified SMARCA2 protein degraders that appear to be potent based on preclinical data demonstrating degradation of SMARCA2 at sub-nanomolar concentrations. Optimization of the lead compound, PRT-SCA2, is progressing, and we intend to complete IND-enabling studies and submit an IND application by year-end 2022.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $56.8 million and $48.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $276.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2022, we had $246.3 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the second half of 2024.

COVID-19 Impact

We are continuing to proactively monitor and assess the ongoing COVID-19 pandemic. Since early March 2020 we have been monitoring the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. The safety and well-being of employees, patients and partners is our highest priority. See the Risk Factor “The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations” in Part II, Item 1A. “Risk Factors” below.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,		Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$21,310	$22,409	$(1,099)
General and administrative	8,151	5,513	2,638
Total operating expenses	29,461	27,922	1,539
Loss from operations	(29,461)	(27,922)	(1,539)
Other income, net	2,087	1,057	1,030
Net loss	$(27,374)	$(26,865)	$(509)

Research and Development Expenses

Research and development expenses decreased by $1.1 million to $21.3 million for the three months ended June 30, 2022 from $22.4 million for the three months ended June 30, 2021. Included in research and development expenses for the quarter ended June 30, 2022, was $2.5 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $2.2 million for the three months ended June 30, 2021. The decrease in research and development expense was primarily due to the wind down of PRT543 clinical development in the PRMT5 programs as we are concentrating further development efforts on our PRT811 candidate in biomarker-selected patients in specific cancer types.

Research and development expenses by program are summarized in the table below:

	Three months ended June 30,
(in thousands)	2022	2021
PRT543	$2,126	$4,415
PRT811	644	4,550
PRT1419 (Oral and IV)	2,387	1,863
PRT2527	853	500
Discovery programs	5,439	3,715
Internal costs, including personnel related	9,861	7,366
	$21,310	$22,409

General and Administrative Expenses

General and administrative expenses increased by $2.6 million to $8.2 million for the three months ended June 30, 2022 from $5.5 million for the three months ended June 30, 2021. Included in the general and administrative expenses for the quarter ended June 30, 2022, was $3.6 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $2.0 million for the same period in 2021. The increase in general and administrative expense was primarily due to an increase in non-cash stock-based compensation expense, an increase in personnel related expenses due to a higher employee headcount, and an increase in professional fees as we expanded our operations to support our research and development efforts.

Other Income, net

Other income, net increased by $1.0 million to $2.1 million for the three months ended June 30, 2022 from $1.1 million for the three months ended June 30, 2021, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware during 2022, as well as interest earned on the investment of our cash proceeds.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,		Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$44,131	$38,879	$5,252
General and administrative	15,618	11,010	4,608
Total operating expenses	59,749	49,889	9,860
Loss from operations	(59,749)	(49,889)	(9,860)
Other income, net	2,910	1,724	1,186
Net loss	$(56,839)	$(48,165)	$(8,674)

Research and Development Expenses

Research and development expenses increased by $5.3 million to $44.1 million for the six months ended June 30, 2022 from $38.9 million for the six months ended June 30, 2021. Included in research and development expenses for the six months ended June 30, 2022, was $5.7 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $4.0 million for the six months ended June 30, 2021. The increase in research and development expense was primarily due to an increase in discovery-stage program expenses and from the growth and advancement of our clinical pipeline.

Research and development expenses by program are summarized in the table below:

	Six months ended June 30,
(in thousands)	2022	2021
PRT543	$3,044	$7,680
PRT811	3,011	6,340
PRT1419 (Oral and IV)	4,476	3,800
PRT2527	1,701	1,578
Discovery programs	10,841	5,809
Internal costs, including personnel related	21,058	13,672
	$44,131	$38,879

General and Administrative Expenses

General and administrative expenses increased by $4.6 million to $15.6 million for the six months ended June 30, 2022 from $11.0 million for the six months ended June 30, 2021. Included in the general and administrative expenses for the six months ended June 30, 2022, was $7.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $4.1 million for the same period in 2021. The increase in general and administrative expense was primarily due to an increase in non-cash stock-based compensation expense, an increase in personnel related expenses due to a higher employee headcount, and an increase in professional fees as we expanded our operations to support our research and development efforts.

Other Income, net

Other income, net increased by $1.2 million to $2.9 million for the six months ended June 30, 2022 from $1.7 million for the six months ended June 30, 2021, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware during 2022, as well as interest earned on the investment of our cash proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of June 30, 2022, we had $246.3 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $276.0 million. We expect our existing cash, cash equivalents and marketable securities to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Cash used in operating activities	$(40,363)	$(36,055)
Cash provided by (used in) investing activities	58,729	(1,367)
Cash provided by financing activities	512	162,232
Net increase in cash and cash equivalents	$18,878	$124,810

Operating Activities

During the six months ended June 30, 2022, we used $40.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $56.8 million offset by noncash charges of $16.5 million, which consisted of $12.9 million in stock-based compensation, $1.8 million in amortization of premiums and discounts on marketable securities, $0.8 million noncash lease expense, and $0.6 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities of $58.7 million consisted primarily of $87.6 million in proceeds from maturities of marketable securities partially offset by $27.1 million used for purchases of marketable securities. During the six months ended June 30, 2021 we used $1.4 million of cash for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $0.5 million from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan. During the six months ended June 30, 2021, financing activities provided $162.2 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $0.8 million from the exercise of stock options.

Critical Accounting Policies

During the three months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are highly dependent on the success of our product candidates, PRT543, PRT811, PRT1419, PRT2527, and PRT3645 which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

•

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or our other product candidates.

•	We may be adversely affected by the effects of inflation.
•	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•	The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
•

Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527, PRT3645 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the six months ended June 30, 2022 and 2021, we reported a net loss of $56.8 million and $48.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $276.0 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419, PRT2527, and PRT3645 and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of June 30, 2022, our cash, cash equivalents, and marketable securities were $246.3 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811, PRT1419, PRT2527, and PRT3645 through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trials for both the oral formulation and IV formulation of PRT1419, the ongoing Phase 1 clinical trial for PRT2527, the Phase 1 clinical trial for PRT3645, and development and subsequent INDs of other future product candidates we may choose to pursue, including a SMARCA2 protein degrader. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, PRT543, PRT811, PRT1419, PRT2527, PRT3645 or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	complete successful Phase 1 portions of PRT543, PRT811, PRT1419, PRT2527, and PRT3645 clinical trials;

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

•	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;

•	obtain favorable results from our clinical trials and apply for and obtain marketing approval for PRT543, PRT811, PRT1419, PRT2527, and PRT3645;

•	establish licenses, collaborations, or strategic partnerships that may increase the value of our programs;

•	successfully manufacture or contract with others to manufacture PRT543, PRT811, PRT1419, PRT2527, PRT3645 and our other product candidates;

•	commercialize PRT543, PRT811, PRT1419, PRT2527, and PRT3645 if approved, respectively, by building a sales force or entering into collaborations with third parties;

•	submit INDs for a kinase inhibitor and SMARCA2 protein degrader that are made effective by the U.S. Food and Drug Administration, or the FDA;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of PRT543, PRT811, PRT1419, PRT2527, PRT3645 and our other successful product candidates with the medical community and with third-party payors.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645 and other pipeline product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, expand operations and build our new facility, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

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

•	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;

•	the cost associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;

•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;

•	the revenue, if any, received from commercial sales of PRT543, PRT811, PRT1419, PRT2527, or PRT3645 if any are approved, or our other pipeline product candidates that receive marketing approval;

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

•

to the extent we pursue strategic collaborations, including collaborations to commercialize PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any of our other pipeline product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates, PRT543, PRT811, PRT1419, PRT2527, and PRT3645 which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates, PRT543, PRT811, PRT1419, PRT2527, and PRT3645. We are early in our development efforts and our lead product candidates, PRT543, PRT811, PRT1419 and PRT2527, are each currently in a Phase 1 clinical trial. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that PRT543, PRT811, PRT1419, PRT2527, PRT3645 or our other product candidates in development will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or other product candidates in development. The success of our product candidates, including PRT543, PRT811, PRT1419, PRT2527, and PRT3645 will depend on several factors, including the following:

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

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing and future clinical trials of PRT543, PRT811, PRT1419, PRT2527, or PRT3645 vary adversely from our expectations.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or our other product candidates.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including due to the ongoing COVID-19 pandemic, may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.

The ongoing COVID-19 pandemic in the United States and in other countries in which we have planned or have active clinical trial sites and where our third-party manufacturers operate, could cause significant disruptions that could severely impact our business and clinical trials, including:

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

•

changes in local regulations as part of a response to the ongoing COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, delays, or to discontinue the clinical trials altogether;

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs, CMOs and clinical sites as we seek to mitigate the impact of the ongoing COVID-19 pandemic on our studies and current timelines. Measures we have taken in response to the ongoing COVID-19 pandemic include, where feasible, conducting remote clinical trial site activations and data monitoring, and limiting on-site patient visits by adjusting patient assessments and protocol. However, despite these efforts, we have experienced limited delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis. These delays so far have had a limited impact, but this may change as the ongoing COVID-19 pandemic and the response to such ongoing COVID-19 pandemic continues to evolve, and could have an adverse impact on our timelines and our business. The ongoing COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The ongoing global COVID-19 pandemic continues to rapidly evolve. The extent to which the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527, PRT3645 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our ongoing clinical trials of PRT543, PRT811, PRT1419, PRT2527, and PRT3645 a material percentage of patients in these clinical trials may die during a trial, which could impact development of PRT543, PRT811, PRT1419, PRT2527, and PRT3645 respectively. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, PRT543, PRT811, PRT1419, PRT2527, or PRT3645 or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any other product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to PRT543, PRT811, PRT1419, PRT2527, and PRT3645 currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the expansion portions of the Phase 1 clinical trials of PRT543 or PRT811 may be sufficient to support FDA approval of an NDA for PRT543 or PRT811, respectively, but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the expansion portions of the Phase 1 clinical trials of PRT543 or PRT811, we may choose to seek Subpart H accelerated approval for PRT543 or PRT811, respectively, which would require completion of a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any other product candidate may not be predictive of the results of our later-stage clinical trials.

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

If we experience delays in obtaining approval or if we fail to obtain approval of PRT543, PRT811, PRT1419, PRT2527, or PRT3645 our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of PRT543, PRT811, PRT1419, PRT2527, and PRT3645 and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any other product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, including the ongoing conflict in Ukraine, or public health epidemics such as the ongoing COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

The total addressable market opportunity for PRT543, PRT811, PRT1419, PRT2527, PRT3645 and any other product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. We may initially seek regulatory approval of some of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater Delaware area, a region that is home to other pharmaceutical companies as well as many academic and research institutions and in addition, the ongoing COVID-19 pandemic has increased companies’ willingness to hire remote workers, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2022, we had 112 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of PRT543, PRT811, PRT1419, PRT2527, and PRT3645 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize PRT543, PRT811, PRT1419, PRT2527, or PRT3645 our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the ongoing COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The ongoing COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any future product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for PRT543, PRT811, PRT1419, PRT2527, PRT3645 or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our company is located in Delaware. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the ongoing COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Extreme weather conditions or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, for example, PRT543, PRT811, PRT1419, PRT2527, and PRT3645 their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

To protect our proprietary position, we have currently filed patent applications in the United States related to our product candidates that we consider important to our business, including patent applications relating to compositions of matter covering our compounds, the processes for manufacturing such compounds and use of such compounds in therapies. We have also filed patent applications in foreign jurisdictions relating to PRT543, PRT811, PRT1419, and PRT2527.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of our current product candidates, we currently have four issued U.S. patents covering PRT543 that is expected to expire no earlier than August 9, 2038; three issued U.S. patents covering PRT811 that are expected to expire no earlier than March 14, 2039; and one issued U.S. patent covering PRT1419 that is expected to expire no earlier than November 8, 2039. We do not yet have issued patents on all of our product candidates.

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions, such as due to the ongoing COVID-19 pandemic.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO. From June 30, 2021 to June 30, 2022, the closing price of common stock on the Nasdaq Global Select Market has ranged from $4.00 to $38.65 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q and the following:

•	enrollment or results of clinical trials of our product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	the success of competitive products or technologies;

•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	share price and fluctuations of trading volume of our common stock;

•	sales of our common stock by us, insiders or our stockholders;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest (including the current conflict in Ukraine);

•	natural disasters and other calamities; and

•	general economic, industry and market conditions, or other events or factors, many of which are beyond our control, such as the ongoing COVID-19 pandemic.

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

As of June 30, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at June 30, 2022, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 76.1% of the voting power, and the former non-voting common stock would represent 23.9% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease commences on the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business. The Lease Amendment increases the monthly base rent payments due over the initial term of the Chestnut Run Lease to approximately $42.6 million. The foregoing summary of Lease Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the lease, a copy of which we expect to file with our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2022.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1 †	Separation Agreement, dated April 6, 2022, between the Registrant and Deborah Morosini, M.D.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prelude Therapeutics Incorporated

Date: August 9, 2022	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2022	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Accounting Officer)