Form 10-Q
period 2022-09-30
Prelude Therapeutics Inc
filed 2022-11-14
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 47,859,813 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$52,022	$31,828
Marketable securities	172,021	259,405
Prepaid expenses and other current assets	2,850	3,882
Total current assets	226,893	295,115
Restricted cash	4,044	4,044
Property and equipment, net	5,110	3,929
Right-of-use asset	1,354	1,707
Other assets	4,926	303
Total assets	$242,327	$305,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,250	$7,840
Accrued expenses and other current liabilities	9,922	9,621
Operating lease liability	1,388	1,740
Total current liabilities	21,560	19,201
Other liabilities	3,360	—
Total liabilities	24,920	19,201
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,444,776 and 36,200,299 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Non-voting common stock, $0.0001 par value; 12,850,259 shares authorized; 11,402,037 and 11,402,037 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	525,682	505,723
Accumulated other comprehensive income (loss)	(2,363)	(711)
Accumulated deficit	(305,917)	(219,120)
Total stockholders’ equity	217,407	285,897
Total liabilities and stockholders’ equity	$242,327	$305,098

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$22,889	$22,721	$67,020	$61,600
General and administrative	7,517	8,115	23,135	19,125
Total operating expenses	30,406	30,836	90,155	80,725
Loss from operations	(30,406)	(30,836)	(90,155)	(80,725)
Other income, net	448	149	3,358	1,873
Net loss	$(29,958)	$(30,687)	$(86,797)	$(78,852)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.63)	$(0.66)	$(1.84)	$(1.72)
Weighted average common shares outstanding, basic and diluted	47,449,811	46,330,794	47,265,712	45,841,049
Comprehensive loss
Net loss	$(29,958)	$(30,687)	$(86,797)	$(78,852)
Unrealized gain (loss) on marketable securities, net of tax	(69)	(176)	(1,652)	(176)
Comprehensive loss	$(30,027)	$(30,863)	$(88,449)	$(79,028)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812
Issuance of common stock upon exercise of stock options	31,253	—	—	—	59	—	—	59
Issuance of common stock under ESPP	68,080	—	—	—	300	—	—	300
Unrealized gain (loss) on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation expense, net of forfeitures of restricted stock awards	(23,416)	—	—	—	6,028	—	—	6,028
Net loss	—	—	—	—	—	—	(27,374)	(27,374)
Balance at June 30, 2022	36,369,248	$4	11,402,037	$1	$519,092	$(2,294)	$(275,959)	$240,844
Issuance of common stock upon exercise of stock options	75,528	—	—	—	148	—	—	148
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(69)	—	(69)
Stock-based compensation expense, net of forfeitures of restricted stock awards	—	—	—	—	6,442	—	—	6,442
Net loss	—	—	—	—	—	—	(29,958)	(29,958)
Balance at September 30, 2022	36,444,776	$4	11,402,037	$1	$525,682	$(2,363)	$(305,917)	$217,407

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	Stockholders’ equity (deficit)
	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$—	$(107,426)	$212,183
Issuance of common stock upon exercise of stock options	210,274	—	—	—	386	—	—	386
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	—	161,412
Stock-based compensation expense	—	—	—	—	3,886	—	—	3,886
Net loss	—	—	—	—	—	—	(21,300)	(21,300)
Balance at March 31, 2021	35,388,909	$4	11,402,037	$1	$485,288	$—	$(128,726)	$356,567
Issuance of common stock upon exercise of stock options	247,786	—	—	—	422	—	—	422
Stock-based compensation expense	—	—	—	—	4,237	—	—	4,237
Net loss	—	—	—	—	—	—	(26,865)	(26,865)
Balance at June 30, 2021	35,636,695	$4	11,402,037	$1	$489,947	$—	$(155,591)	$334,361
Issuance of common stock upon exercise of stock options	153,064	—	—	—	711	—	—	711
Unrealized gain(loss) on marketable securities	—	—	—	—	—	(176)		(176)
Stock-based compensation expense	—	—	—	—	7,033	—	—	7,033
Net loss	—	—	—	—	—	—	(30,687)	(30,687)
Balance at September 30, 2021	35,789,759	$4	11,402,037	$1	$497,691	$(176)	$(186,278)	$311,242

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(86,797)	$(78,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	625
Noncash lease expense	1,281	928
Stock-based compensation	19,299	15,156
Amortization of premium and discount on marketable securities, net	2,770	356
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(3,591)	(2,532)
Accounts payable	2,893	7,834
Accrued expenses and other liabilities	3,661	(393)
Operating lease liabilities	(1,280)	(951)
Net cash used in operating activities	(60,802)	(57,829)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(85,972)	(259,973)
Proceeds from maturities of marketable securities	168,934	—
Purchases of property and equipment	(2,626)	(2,026)
Net cash provided by (used in) investing activities	80,336	(261,999)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	—	161,424
Proceeds from the issuance of common stock under ESPP	300	—
Proceeds from the issuance of common stock in connection with the exercise of stock options	360	1,519
Net cash provided by financing activities	660	162,943
Net increase in cash and cash equivalents	20,194	(156,885)
Cash, cash equivalents, and restricted cash at beginning of period	35,872	218,309
Cash, cash equivalents, and restricted cash at end of period	$56,066	$61,424
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$928	$567
Property and equipment in accounts payable	$323	$97
Unrealized loss on marketable securities	$(1,652)	$(176)

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

Since its inception, the Company has incurred operating losses and has an accumulated deficit of $305.9 million at September 30, 2022. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2024.

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There continues to be significant uncertainty as to the effects of this disease and emerging variants which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, contract research organizations ("CROs"), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with the ongoing COVID-19 pandemic, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future financial statements.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 found in the Form 10-K filed with the SEC on March 17, 2022. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$52,022	$31,828
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$56,066	$35,872

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and United States, or U.S., government debt securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2022	2021
Unvested restricted stock awards	271,965	717,698
Unvested restricted stock units	170,000	25,000
Stock options	9,197,528	8,091,689
Employee stock purchase plan	46,560	8,742
	9,686,053	8,843,129

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

4. Marketable Securities

The following is a summary of the Company’s marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
September 30, 2022:
Corporate debt securities	$154,536	$10	$(2,378)	$152,168
U.S. government securities	19,848	5	—	$19,853
Total	$174,384	$15	$(2,378)	$172,021

December 31, 2021
Corporate debt securities	$193,798	$1	$(696)	$193,103
Commercial paper	66,318	1	(17)	66,302
Total	$260,116	$2	$(713)	$259,405

The Company’s marketable securities generally have contractual maturity dates of 13 months or less. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022:
Assets:
Cash equivalents (Money Market Funds)	$48,278	$—	$—
Marketable securities
Corporate debt securities	—	152,168	—
U.S government securities		19,853
Total	$48,278	$172,021	$—

December 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$30,520	$—	$—
Marketable securities
Corporate debt securities	—	193,103	—
Commercial paper	—	66,302	—
Total	$30,520	$259,405	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Compensation and related benefits	$5,741	$4,919
Research and development	4,006	4,615
Other	175	87
	$9,922	$9,621

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”). During the first quarter of 2022, the Lease was amended to allow the Company the option to renew the Lease for two 6-month periods and the Company exercised its option to renew the lease for an additional 6 months until June 30, 2023. The second option to extend the Lease for an additional 6 months was not recognized as part of the Company’s measurement of the right-of-use asset and operating lease liability as of September 30, 2022. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 6.0%.

Rent expense for both the three months ended September 30, 2022 and 2021 was $0.5 million. Rent expense for the nine months ended September 30, 2022 and 2021 was $1.6 million and $1.2 million, respectively.

Future minimum annual lease payments under the Lease at September 30, 2022 are as follows:

(in thousands)
2022 (remaining)	$459
2023	964
Total undiscounted lease payments	1,423
Less imputed interest	(35)
Current and noncurrent lease liability	$1,388

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

(in thousands)
2022 (remaining)	$—
2023	—
2024	2,125
2025	2,937
2026	3,010
2027	3,085
Thereafter	31,479

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the balance sheet as restricted cash as of September 30, 2022. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $5.5 million in reimbursements over three years for the development of lab space in addition to increasing jobs in Delaware to meet specific targeted levels through 2023. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash of $3.4 million from the grants for the development of lab space. The Company has deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities on the balance sheet. The Company will recognize the grant funds in other income as grant income over the useful life of the related assets. If, after two years from the disbursement date, the incurred costs for lab space are less than the $3.4 million received, the Company is required to pay back the difference between total funds received and allowable costs incurred. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis. During the first quarter of 2022, the Company also received cash of $0.3 million for satisfying the first performance benchmark measurement. The Company recognized this in other income, net on the statement of operations and comprehensive loss. To the extent the Company’s employee headcount is fewer than the performance benchmark, the Company is required to repay the amount of grant funds received for the number of employees below the benchmark.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For both the three months ended September 30, 2022 and 2021, the Company made matching contributions of $0.1 million. For both the nine months ended September 30, 2022 and 2021, the Company made matching contributions of $0.4 million.

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

Other Research and Development Arrangements

The Company enters into agreements with “CROs” to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of September 30, 2022, 5,347,757 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$3,214	$3,262	$8,886	$7,305
General and administrative	3,228	3,771	10,413	7,851
	$6,442	$7,033	$19,299	$15,156

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	7,179,482	$15.36	8.66
Granted	3,257,993	$7.92
Exercised	(202,578)	$1.77
Forfeited	(1,037,369)	$18.10
Outstanding at September 30, 2022	9,197,528	$12.72	8.45
Exercisable at September 30, 2022	3,199,699	$12.05	7.61

At September 30, 2022, the aggregate intrinsic value of outstanding options and exercisable options was $12.1 million and $7.1 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2022 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $3.05	2,012,240	7.00	$1.79	1,468,921	$1.76
$3.06 - $10.34	1,620,577	9.72	5.21	6,750	10.09
$10.35 - $11.72	1,410,778	9.37	10.58	—	0.00
$11.73 - $13.04	2,159,338	7.92	12.85	1,090,003	12.85
$13.05 - $88.98	1,994,595	8.80	31.21	634,025	34.55
	9,197,528			3,199,699

The weighted-average grant date fair value of options granted was $5.72 and $24.88 per share for the nine months ended September 30, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $1.1 million for the nine months ended September 30, 2022. The Company recorded stock-based compensation expense of $6.1 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively, related to stock options. The Company recorded stock-based compensation expense of $18.3 million and $14.4 million for the nine months ended September 30, 2022 and 2021, respectively, related to stock options. As of September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $56.5 million, which the Company expects to recognize over a weighted-average period of 2.58 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended September 30,
	2022	2021
Expected volatility	84.91%	88.50%
Risk-free interest rate	2.52%	0.87%
Expected life (in years)	6.02	6.03
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2022	611,608	$2.29
Vested	(316,227)	$1.96
Forfeited	(23,416)	$1.89
Unvested balance at September 30, 2022	271,965	$2.71

The Company recorded stock-based compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.6 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, related to RSAs. As of September 30, 2022, the total unrecognized expense related to all RSAs was $0.7 million, which the Company expects to recognize over a weighted-average period of 1.25 years.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2022	20,000	$18.32
Granted	150,000	$4.86
Unvested balance at September 30, 2022	170,000	$6.44

The Company recorded stock-based compensation expense of $74 thousand and $156 thousand for the three and nine months ended September 30, 2022, respectively, related to RSUs. At September 30, 2022, the total unrecognized expense related to the RSUs was $0.9 million, which the Company expects to recognize over 3.36 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of September 30, 2022, had 1,342,050 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2022, 476,023 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, related to the ESPP. The Company recognized share-based compensation expense of $0.1 million for both the three and nine months ended September 30, 2021 related to the ESPP.

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

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our target class- and technology platform-agnostic approach, we have built an efficient, fully-integrated drug discovery engine to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for investigational new drug applications, or INDs, and successfully advanced five programs into clinical trials. In addition, we have other unique programs in various stages of preclinical development.

By focusing on developing agents using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs spanning methyltransferases, kinases, protein-protein interactions and targeted protein degraders. Our pipeline is geared towards serving patients with high unmet medical need where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

We have two clinical candidates that are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. The potency and selectivity of our product candidates is supported by preclinical data demonstrating nanomolar inhibition of PRMT5 and no inhibition of related enzymes at 1,000 times higher concentration of our product candidates. Our PRMT5 candidates are currently being studied in Phase 1 clinical trials in solid tumors and myeloid malignancies. In November 2022, we announced that we will discontinue the internal development of our PRMT5 program and focus our efforts on our CDK9, MCL1, CDK4/6 and SMARCA2 programs. In the Phase 1 trials for PRT543 and PRT811, both molecules were generally well tolerated. We saw two complete responses with PRT811. While encouraging, these results did not meet our criteria necessary to continue to develop the PRMT5 program internally.

PRT1419, our next clinical candidate, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate.

The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We are enrolling patients in a Phase 1 solid tumor dose escalation and confirmation study, including a significant number of patients at the recommended expansion dose of 80 mg/m2. In this study, PRT1419 has been well tolerated, with no cardiotoxicity observed in these patients to date. Cardiovascular parameters including troponin levels and ejection fraction changes were evaluated, in addition to standard safety, pharmacokinetics and target engagement metrics. The clinical pharmacodynamic profile of PRT1419 demonstrates the desired level of target engagement, as measured by caspase activation in peripheral mononuclear cells and reduction of CD14+ monocytes to levels associated with tumor regressions in preclinical models of hematological cancers. We intend to evaluate PRT1419 in hematology malignancies in monotherapy and combinations therapies, with the goal of establishing safety, clinical activity and a recommended Phase 2 dose in hematology malignancies in 2023.

PRT2527 is designed to be a potent and selective Cyclin-dependent kinase 9, or CDK9, inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. PRT2527 has demonstrated high potency and kinase selectivity which may offer improved efficacy and safety compared to less selective CDK9 inhibitors. Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. A phase one trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. No adverse events leading to dose reduction or discontinuation have been reported. We remain on track to select a recommended Phase 2 dose in solid tumor by year-end. We will use these safety data to continue the cohort expansion in solid tumors, as well as to inform and rapidly progress PRT2527 in a hematology malignancies clinical trial.

In July 2022, we received clearance for an investigational new drug application, or an IND application, for PRT3645, a brain penetrant molecule that potently and selectively targets CDK4/6. We remain on track to initiate a clinical trial for PRT3645 by year end.

We completed IND-enabling studies and received IND clearance in October 2022 for PRT3879, a SMARCA protein degrader. We plan to dose the first patient in the first quarter of 2023. SMARCA2 inhibition has the greatest potential in patients with SMARCA4 deficient cancers.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $86.8 million and $78.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $305.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2022, we had $224.0 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2024.

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
•
costs of funding research performed by third parties, including pursuant to agreements with contract research organizations, or CROs, that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and nonclinical studies;
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

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities and grant income received from the State of Delaware. We anticipate re-applying for grants from the State of Delaware from time to time as long as we maintain qualifying headcount levels in the State of Delaware.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,		Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$22,889	$22,721	$168
General and administrative	7,517	8,115	(598)
Total operating expenses	30,406	30,836	(430)
Loss from operations	(30,406)	(30,836)	430
Other income, net	448	149	299
Net loss	$(29,958)	$(30,687)	$729

Research and Development Expenses

Research and development expenses increased by $0.2 million to $22.9 million for the three months ended September 30, 2022 from $22.7 million for the three months ended September 30, 2021. Included in research and development expenses for the quarter ended September 30, 2022, was $3.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $3.3 million for the three months ended September 30, 2021. Research and development expense remains steady as our clinical pipeline advances into clinical trials.

Research and development expenses by program are summarized in the table below:

	Three months ended September 30,
(in thousands)	2022	2021
PRT543	$2,868	$2,797
PRT811	864	2,588
PRT1419 (Oral and IV)	1,396	2,013
PRT2527	611	832
Discovery programs	6,227	4,979
Internal costs, including personnel related	10,923	9,512
	$22,889	$22,721

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $7.5 million for the three months ended September 30, 2022 from $8.1 million for the three months ended September 30, 2021. Included in the general and administrative expenses for the quarter ended September 30, 2022, was $3.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $3.8 million for the same period in 2021. The decrease in general and administrative expense was primarily due to non-cash stock-based compensation expense and prudent management of expenses.

Other Income, net

Other income, net increased by $0.3 million to $0.4 million for the three months ended September 30, 2022 from $0.1 million for the three months ended September 30, 2021, primarily due to interest earned on the investment of our cash proceeds.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,		Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$67,020	$61,600	$5,420
General and administrative	23,135	19,125	4,010
Total operating expenses	90,155	80,725	9,430
Loss from operations	(90,155)	(80,725)	(9,430)
Other income, net	3,358	1,873	1,485
Net loss	$(86,797)	$(78,852)	$(7,945)

Research and Development Expenses

Research and development expenses increased by $5.4 million to $67.0 million for the nine months ended September 30, 2022 from $61.6 million for the nine months ended September 30, 2021. Included in research and development expenses for the nine months ended September 30, 2022, was $8.9 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $7.3 million for the nine months ended September 30, 2021. The increase in research and development expense was primarily due to an increase in discovery-stage program expenses and from the growth and advancement of our clinical pipeline and an increase in non-cash stock-based compensation expense.

Research and development expenses by program are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2022	2021
PRT543	$5,912	$10,477
PRT811	3,875	8,928
PRT1419 (Oral and IV)	5,872	5,813
PRT2527	2,312	2,410
Discovery programs	17,068	10,788
Internal costs, including personnel related	31,981	23,184
	$67,020	$61,600

General and Administrative Expenses

General and administrative expenses increased by $4.0 million to $23.1 million for the nine months ended September 30, 2022 from $19.1 million for the nine months ended September 30, 2021. Included in the general and administrative expenses for the nine months ended September 30, 2022, was $10.4 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $7.9 million for the same period in 2021. The increase in general and administrative expense was primarily due to an increase in non-cash stock-based compensation expense and an increase in personnel related expenses due to a higher employee headcount.

Other Income, net

Other income, net increased by $1.5 million to $3.4 million for the nine months ended September 30, 2022 from $1.9 million for the nine months ended September 30, 2021, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware during 2022, as well as interest earned on the investment of our cash proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of September 30, 2022, we had $224.0 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $305.9 million. We expect our existing cash, cash equivalents and marketable securities to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(60,802)	$(57,829)
Cash provided by (used in) investing activities	80,336	(261,999)
Cash provided by financing activities	660	162,943
Net increase in cash and cash equivalents	$20,194	$(156,885)

Operating Activities

During the nine months ended September 30, 2022, we used $60.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $86.8 million offset by a $1.7 million net decrease in our operating assets and liabilities and noncash charges of $24.3 million, which consisted of $19.3 million in stock-based compensation, $2.7 million in amortization of premiums and discounts on marketable securities, $1.3 million noncash lease expense, and $1.0 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities of $80.3 million consisted primarily of $168.9 million in proceeds from maturities of marketable securities partially offset by $86.0 million used for purchases of marketable securities. During the nine months ended September 30, 2021 net cash used in investing activities of $262.0 million consisted of $260.0 million of cash to purchase marketable securities and $2.0 million of cash for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $0.7 million from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan. During the nine months ended September 30, 2021, financing activities provided $162.9 million, which reflected the receipt of net cash of $161.4 million from the sale of common stock as well as the receipt of $1.5 million from the exercise of stock options.

Critical Accounting Policies

During the three months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.235 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2025.

Recent Accounting Pronouncements

See Note 3 to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation, exemption to the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of September 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are highly dependent on the success of our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates.
•
We may be adversely affected by the effects of inflation.
•
If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•
The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
•
Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.
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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $86.8 million and $78.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $305.9 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of September 30, 2022, our cash, cash equivalents, and marketable securities were $224.0 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials and the expansion cohorts of PRT543 and PRT811, the ongoing Phase 1 clinical trials for both the oral formulation and IV formulation of PRT1419, the ongoing Phase 1 clinical trial for PRT2527, the Phase 1 clinical trial for PRT3645 and PRT3789, and development and subsequent INDs of other future product candidates we may choose to pursue. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
complete successful Phase 1 portions of PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 clinical trials;

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

•
obtain favorable results from our clinical trials and apply for and obtain marketing approval for PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789;

•
establish licenses, collaborations, or strategic partnerships that may increase the value of our programs;

•
successfully manufacture or contract with others to manufacture PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 and our other product candidates;

•
commercialize PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 if approved, respectively, by building a sales force or entering into collaborations with third parties;

•
submit INDs for a kinase inhibitor and SMARCA2 protein degrader that are made effective by the FDA;

•
obtain, maintain, protect and defend our intellectual property portfolio; and

•
achieve market acceptance of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 and our other successful product candidates with the medical community and with third-party payors.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789, and other pipeline product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, expand operations and build our new facility, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

•
the revenue, if any, received from commercial sales of PRT543, PRT811, PRT1419, PRT2527, PRT3645, or PRT3789 if any are approved, or our other pipeline product candidates that receive marketing approval;

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;

•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and

•
to the extent we pursue strategic collaborations, including collaborations to commercialize PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any of our other pipeline product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

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

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789, which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates, PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789. We are early in our development efforts and our lead product candidates, PRT543, PRT811, PRT1419 and PRT2527, are each currently in a Phase 1 clinical trial. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates in development will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789, or other product candidates in development. The success of our product candidates, including PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 will depend on several factors, including the following:

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

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing and future clinical trials of PRT543, PRT811, PRT1419, PRT2527, PRT3645, or PRT3789 vary adversely from our expectations.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates.

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

•
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and prospective trial sites;

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

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of PRT543 for the treatment of patients with myeloid malignancies and other solid tumors, including adenoid cystic carcinoma, indications for which investigational drugs by our competitors are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our ongoing clinical trials of PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789, a material percentage of patients in these clinical trials may die during a trial, which could impact development of PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789, respectively. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the expansion portions of the Phase 1 clinical trials of PRT543 or PRT811 may be sufficient to support FDA approval of an NDA for PRT543 or PRT811, respectively, but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the expansion portions of the Phase 1 clinical trials of PRT543 or PRT811, we may choose to seek Subpart H accelerated approval for PRT543 or PRT811, respectively, which would require completion of a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidate may not be predictive of the results of our later-stage clinical trials.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence, or OCE, within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent OCE initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates.

We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of PRT543, PRT811, PRT1419, PRT2527, PRT3645, or PRT3789 our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the OCE has recently announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. Furthermore, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our CMOs could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. These policies recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The total addressable market opportunity for PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 and any other product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. We may initially seek regulatory approval of some of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

As of September 30, 2022, we had 120 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize PRT543, PRT811, PRT1419, PRT2527, PRT3645, or PRT3789 our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The ongoing COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any future product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for PRT543, PRT811, PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

In addition, the state of California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the CCPA) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach. Additionally, the CCPA has prompted a number of proposals in the U.S. for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Other states are also seeking to regulate consumer privacy stringently, and both Virginia and Colorado signed comprehensive privacy legislation in 2021.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, for example, PRT543, PRT811, PRT1419, PRT2527, PRT3645, and PRT3789 their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

To protect our proprietary position, we have currently filed patent applications in the United States related to our product candidates that we consider important to our business, including patent applications relating to compositions of matter covering our compounds, the processes for manufacturing such compounds and use of such compounds in therapies. We have also filed patent applications in foreign jurisdictions relating to PRT543, PRT811, PRT1419, PRT2527, PRT3645 and PRT3789.

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

•
regulatory developments affecting our product candidates or those of our competitors; and

•
changes in political, economic and general macroeconomic conditions, including but not limited to the ongoing war in Ukraine, supply chain disruptions, rising interest rates, rising inflation rates, a potential recession or the ongoing COVID-19 pandemic.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO. From September 30, 2021 to September 30, 2022, the closing price of common stock on the Nasdaq Global Select Market has ranged from $4.00 to $31.74 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q and the following:

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

•
natural disasters and other calamities; and

•
general economic, industry and market conditions, or other events or factors, many of which are beyond our control, including but not limited to a potential recession, rising interest rates, rising inflation, and the ongoing COVID-19 pandemic.

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

As of September 30, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at September 30, 2022, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 76.2% of the voting power, and the former non-voting common stock would represent 23.8% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K as well as our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in our Annual Reports on Form 10-K.

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K as well as our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1††	Second Amendment to Single-Tenant Triple Net Lease, dated August 8, 2022, by and between Prelude Therapeutics Incorporated and CRISP Partners LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Prelude Therapeutics Incorporated

Date: November 14, 2022	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2022	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Accounting Officer)