Form 10-K
period 2022-12-31
Prelude Therapeutics Inc
filed 2023-03-15
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $65.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Stock Market LLC reported for such date. This excludes an aggregate of 35,266,616 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2023 was 47,912,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2022 fiscal year pursuant to Regulation 14A and is incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “strive,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Item 1. Business.

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, fully-integrated drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other unique programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs spanning methyltransferases, kinases, protein-protein interactions, and targeted protein degraders. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

The following table summarizes our product candidate pipeline:

We have several drug candidates in clinical development, and we believe we can generate proof-of-concept clinical data in the next 12 to 24 months to guide our future regulatory pathways to approval. Our cyclin-dependent kinase 9, or CDK9, and MCL1 inhibitors are selective and potent, with potentially superior safety profiles. Our next generation CDK4/6 inhibitor is specifically designed to be a brain and tissue penetrant and our SMARCA2 molecule is a unique, first-in-class protein degrader, targeting specific patient populations.

Our CDK9 candidate, PRT2527, is designed to be a potent and selective CDK9 inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. Our preclinical studies suggest that PRT2527 demonstrates high kinase selectivity and potency, providing opportunity for a wider therapeutic index compared to less selective CDK9 inhibitors, allowing for rapid development in combinations.

Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. A Phase 1 trial is underway evaluating escalating intravenous, or IV, doses of PRT2527 as a monotherapy in patients with selected solid tumors. No adverse events leading to dose reduction or discontinuation have been reported, and we expect to select a Recommended Phase 2 Dose, or RP2D, in solid tumors. We plan to use this safety data to continue the cohort expansion study in solid tumors, as well as to inform and rapidly progress PRT2527 in a hematology malignancies clinical trial. We expect to present solid tumor dose escalation data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present initial clinical results for hematological malignancies at a medical conference in the second half of 2023.

Our MCL1 candidate, PRT1419, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We are enrolling patients in a Phase 1 solid tumor dose escalation and confirmation study, including a significant number of patients at the recommended expansion dose of 80 mg/m2. In this study, PRT1419 has been generally well tolerated, with no cardiotoxicity observed in these patients to date. Cardiovascular parameters including troponin levels and ejection fraction changes were evaluated, in addition to standard safety, pharmacokinetics and target engagement metrics. The clinical pharmacodynamic profile of PRT1419 demonstrates the desired level of target engagement, as measured by caspase activation in peripheral mononuclear cells and reduction of CD14+ monocytes to levels associated with tumor regressions in preclinical models of hematological cancers. We intend to evaluate PRT1419 in hematology malignancies in monotherapy, as well as in combinations, with the goal of establishing safety, clinical activity and a RP2D in hematology malignancies in 2023. Advancement in hematological cancers will include monotherapy expansions in chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL, based on a strong rationale for MCL1 inhibition and the need for novel treatments in second line. We expect to present solid tumor data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present hematological malignancy data in the second half of 2023.

In July 2022, we received IND clearance for PRT3645, a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 clinical trial has been initiated for PRT3645 in biomarker enriched patients with select tumor types including sarcomas, mesothelioma, gliomas, head and neck cancers and non-small cell lung cancer, in addition to breast cancer with or without brain metastases, and our first patient was dosed in December 2022.

In October 2022, we received IND clearance for PRT3879, a potent and selective SMARCA2 protein degrader. SMARCA2 degradation has the greatest potential in patients with SMARCA4 deficient cancers, including approximately 5-10% of non-small cell lung cancers.

In November 2022, we announced that we will discontinue the internal development of our two clinical candidates that are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. Discontinuation of the PRMT5 programs will allow us to focus our efforts on our CDK9, MCL1, CDK4/6 and SMARCA2 programs.

Prelude Discovery and Development Approach

We carefully evaluate and select our targets based on three key pillars, which provide a framework for optimizing our drug discovery and development efforts.

•
Identify target mechanisms with compelling biological rationale
•
Current target mechanisms of focus include transcriptional regulation, deoxyribonucleic acid, or DNA, repair pathway, cell cycle regulation, exploitation of synthetic lethality and brain penetrant molecules.
•
Leverage our advanced medicinal chemistry capabilities to create better product candidates
•
We view all target classes equally and strive to invent clinical candidates that meet our desired target product profiles. Clinical candidates from all programs to-date have been internally designed and developed.
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

We design our clinical trials to leverage the broad utility of our compounds with a focus on efficient regulatory pathways to enable our potentially transformative medicines to quickly reach patients with high unmet medical need. By focusing on validated cancer signaling pathways and early clinical proof-of-concept, we seek to advance our programs through expedited approval processes, as available. We believe we can generate proof-of-concept clinical data in the next 12 to 24 months to guide our future regulatory pathways to approval.

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
•
Focus clinical development on underserved cancers, and design clinical trials that allow for efficient decision-making with the highest probability of success and potential for rapid regulatory approval.
•
Advance our product candidate pipeline in combination with internally discovered and third-party developed compounds.
•
Evaluate strategic opportunities to accelerate development timelines and maximize the value of our product candidates.

Cancer Background and Treatment

Cancer is the second-leading cause of death in the United States. Cancer is a disease of the genome caused by changes in DNA that alter cell behavior, growth, and division. These changes can cause cells to produce abnormal amounts of certain proteins and/or to make aberrant proteins that do not function properly. It is widely understood that cancer cells can eventually evade therapies through mutations or other resistance mechanisms, limiting the long-term success of drug therapies.

Historically, cancer has been treated with surgery, radiation and drug therapy with patients often receiving a combination of these treatment modalities. While surgery and radiation can be effective in patients with localized disease, drug therapies are often required when the cancer has spread beyond the primary site or is not amenable to resection.

Drug therapy is intended to kill or damage malignant cells by interfering with the biological processes that control development, growth, and survival of cancer cells. This treatment modality has evolved over time from the use of non-specific cytotoxic therapies to precision oncology medicines targeting molecular pathways or oncogenic drivers. These precision medicines are broadly known as targeted therapies.

Our Product Candidates

CDK9 Program

Overview

CDK9 has emerged as an essential regulator of cancer-promoting transcriptional programs, including those driven by MCL1, MYC and MYB. Inhibition of CDK9 is therefore an attractive therapeutic approach to target specifically genomically selected cancers. We have applied our internal expertise to design PRT2527 as a potent inhibitor of CDK9 that exhibits high kinome selectivity, PK properties and solubility that we believe may broaden the therapeutic window of CDK9 inhibition. A Phase 1 trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence.

Background

Cyclin dependent kinases, or CDKs, are a family of closely related serine/threonine kinases that have demonstrated activity in multiple cancers. The first inhibitors of two of the family members, CDK4 and CDK6, gained FDA approval for HR+ metastatic breast cancer in 2015 and are now broadly used. In contrast to CDK4 and CDK6, which regulate cell cycle progression and proliferation, it is now understood that other members of the CDK family play important roles in regulating transcription. CDK9 specifically phosphorylates RNA polymerase II to generate mature mRNA. Given its fundamental role in transcription, CDK9 has emerged as a central node in the transcriptional addiction of cancer.

CDK9 regulates expression of several oncogenes that drive cancer cell growth and resistance

Importantly, inhibition of CDK9 in cancer has been shown to preferentially deplete short-lived transcripts including key anti-apoptotic genes such as MCL1 and oncogenic transcription factors such as MYC and MYB. Preclinical evidence demonstrates that CDK9 inhibition represses MCL1 and thereby overcomes resistance to the BCL2 inhibitor venetoclax. Additionally, preclinical studies suggest that CDK9 inhibition perturbs MYC-mediated signaling and produces synthetic lethality in nuclear protein of the testis midline carcinoma, hepatocellular carcinoma and additional solid tumors. Our patient selection strategy in clinical trials will strive to exploit these relationships by identifying cancers with molecular evidence of MCL1 and/or MYC dysregulation.

Our CDK9 Inhibitor: PRT2527

Although various non-selective CDK9 inhibitors have progressed through clinical development, they have been significantly limited by narrow therapeutic windows due to adverse effects, including bone marrow suppression, nausea and GI effects. We have utilized structure-based design to identify a novel, structurally differentiated series of CDK9 inhibitors. Iterative synthesis and testing of over 600 compounds allowed for the identification of PRT2527, which has improved potency and kinase selectivity compared to AZ4573, the most advanced CDK9-selective inhibitor currently in development. The PK and physical properties of PRT2527 are suitable for IV or subcutaneous dosing.

In preclinical models, PRT2527 reduced MCL1 and MYC protein levels and was highly active in the MYC-amplified MV4-11 xenograft model at well-tolerated doses. Upon evaluation of additional models, PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Our preclinical studies suggest that PRT2527 demonstrates high kinase selectivity and potency, providing opportunity for a wider therapeutic index compared to less selective CDK9 inhibitors, allowing for rapid development in combinations.

A Phase 1 trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors, including sarcoma, prostate cancer, lung cancer, and other cancers with genomic alterations that lead to MYC dependence. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. No adverse events leading to dose reduction or discontinuation have been reported and we expect to select a RP2D in solid tumors. We intend to use this safety data to continue the cohort expansion study in solid tumors, as well as to inform and rapidly progress PRT2527 in a hematology malignancies clinical trial. We expect to present solid tumor dose escalation data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present initial clinical results for hematological malignancies at a medical conference in the second half of 2023. In February 2023, we signed an agreement with BeiGene for them to supply zanubrutinib, a BTK inhibitor, for further study in combination with PRT2527.

MCL1 Inhibitor: PRT1419

Overview

PRT1419 is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. PRT1419 has been optimized to provide maximal coverage of the target while maintaining an adequate tolerability window. Based on our preclinical data, as well as published third-party data, we believe that hematological malignancies are particularly sensitive to MCL1 inhibitors. MCL1 upregulation has been noted as a mechanism of acquired resistance to venetoclax and Tyrosine Kinase Inhibitors, or TKIs. The dose escalation portion of the Phase 1 trial of our IV formulation, which leverages the optimized physicochemical properties of PRT1419, is now underway in patients with solid tumors and hematological malignancies.

Background

The ability to evade cell death is a hallmark of cancer because it is one of the unique acquired abilities that allows malignant transformation of a normal cell. MCL1 and BCL2 are both members of a family of proteins that regulate cell survival versus cell death. Under normal circumstances, MCL1 and BCL2 exert their pro-survival function by binding to and sequestering the pro-death proteins, BAK and BAX, and prevent the activation of a downstream cascade leading to apoptosis. In normal cells, cellular stressors such as DNA damage disrupt this interaction and result in cell death. Cancer cells, however, frequently upregulate pro-survival proteins to prevent activation of the apoptotic pathway, thus evading death. MCL1 has been shown to have a critical role in promoting cancer cell survival and is frequently found to be amplified or overexpressed in both solid tumors and hematologic cancers.

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

Inhibition of MCL1 expression and/or function is therefore of considerable therapeutic interest in cancer. The importance of blocking the protein-protein interaction between pro-survival and pro-death proteins as a therapy to promote tumor cell death has been clinically validated with the BCL2 inhibitor, venetoclax. Venetoclax was approved in 2016 for R/R patients with CLL and in 2018 for patients with Acute Myeloid Leukemia, or AML. MCL1 is upregulated in response to BCL2 inhibition and has been implicated in mediating resistance to venetoclax, as well as to chemotherapeutic agents and other targeted therapies including TKIs. These studies have demonstrated the potentially broad clinical benefits of targeting cell survival through MCL1 inhibition in cancer.

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

Tumor cells undergo apoptosis in response to MCL1 inhibition. Therefore, we investigated the potency of PRT1419 to inhibit the proliferation of cell lines representing both solid tumors and hematologic malignancies. Tumor cell lines were treated with various concentrations of PRT1419, and the number of viable cells was measured after two days in culture. We observed that cell lines representing multiple myeloma, lymphomas and leukemias were particularly sensitive to PRT1419 with IC50 values in the nanomolar range. The in vitro activity of PRT1419 was confirmed in vivo. Once weekly dosing of PRT1419 demonstrated robust efficacy in preclinical models of AML, DLBCL and multiple myeloma.

The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We are enrolling patients in a Phase 1 solid tumor dose escalation and confirmation study, including a significant number of patients at the recommended expansion dose of 80 mg/m2. In this study, PRT1419 has been generally well tolerated, with no cardiotoxicity observed in these patients to date. Cardiovascular parameters including troponin levels and ejection fraction changes were evaluated, in addition to standard safety, pharmacokinetics and target engagement metrics. The clinical pharmacodynamic profile of PRT1419 demonstrates the desired level of target engagement, as measured by caspase activation in peripheral mononuclear cells and reduction of CD14+ monocytes to levels associated with tumor regressions in preclinical models of hematological cancers. We intend to evaluate PRT1419 in hematology malignancies in monotherapy, as well as in combinations, with the goal of establishing safety, clinical activity and a RP2D in hematology malignancies in 2023. Advancement in hematological cancers will include monotherapy expansions in CLL and NHL based on a strong rationale for MCL1 inhibition and the need for novel treatments in second line. We expect to present solid tumor data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present hematological malignancy data in the second half of 2023.

CDK4/6 Program

Background

Among the CDK subfamily of kinases, CDK4 and CDK6 are the master regulators that control entry of cells into cell cycle. Given the central roles that CDK4 and CDK6 play in cell cycle regulation, dysregulation of the CDK4/CDK6 pathway has been frequently observed in cancer and CDK4/CDK6 have been intensively investigated as potential therapeutic targets for cancer treatment. The approval of three CDK4/CDK6 selective inhibitors in combination with endocrine therapies, to treat hormone receptor, or HR, positive and human epidermal growth factor receptor 2, or HER2, negative metastatic breast cancer, has further validated this hypothesis.

Next generation CDK 4/6 inhibitor with improved tolerability and tissue penetrance could translate into activity in areas of unmet need beyond HR+ breast cancer.

In addition to the role of CDK4/6 in ER+ metastatic breast cancer, large scale genomic studies revealed that the CDK4/CDK6 pathway is disrupted in the majority of gliomas, suggesting CDK4/CDK6 may be good targets for glioblastoma, or GBM. Genomic studies also identified the CDK4/6 pathway as one of three most altered and actionable genetic alternations in brain metastasis. However, despite positive preclinical data supporting targeting CDK4/CDK6 to treat CNS cancers, clinical development of CDK4/CDK6 inhibitors for GBM or brain metastases has not been successful, likely due to the inability of current inhibitors to penetrate the blood-brain barrier (BBB) and achieve effective concentrations in the brain. Recent studies have also demonstrated that CDK4/6 pathway activation can serve as a resistance mechanism to other targeted therapies, including inhibitors of the RAS and HER2 pathways, suggesting a combination potential in other tumor types with unmet need. Together, these data suggest that a next generation CDK4/6 inhibitor with improved tissue penetration and combinability could extend the therapeutic potential of this target class.

Our CDK4/6 Inhibitor: PRT3645

Structure based design, iterative compound synthesis and testing led to the identification of PRT3645, a highly brain and tissue penetrant molecule that potently targets CDK4/6 with biased selectivity for CDK4. In cellular assays, PRT3645 inhibits phosphorylation of RB, a substrate of CDK4/CDK6, with low nanomolar activity. Consistent with this, PRT3645 treatment results in concentration-dependent inhibition of cell proliferation in glioblastoma (GBM) cell lines, ER+/HER2- and HER2+ breast cancer lines and NSCLC cell lines. In vivo, orally administered PRT3645 was well tolerated and highly efficacious in a dose-dependent manner in orthotopic human breast cancer brain metastasis and GBM models. In addition, combined activity was observed when PRT3645 was dosed with inhibitors of the RAS pathway in NSCLC or CRC models or in combination with HER2 pathway inhibitors in HER2+ breast cancer models, suggesting a combination potential in other tumor types with unmet need. In a head to head comparison, PRT3645 demonstrated a tissue:plasma ratio that was >10x higher than approved CDK4/6 inhibitors. In July 2022, we received IND clearance for PRT3645. The first patient was dosed in December of 2022.

SMARCA2 (BRM) targeted degrader program

Background

SMARCA2, or BRM, and its related family member, SMARCA4, or BRG1, are the enzymatic subunits of the SWI/SNF complex that regulates gene expression by allowing the DNA to be accessible for transcription to mature RNA, a process known as chromatin remodeling. SMARCA4 is mutated in multiple cancers, including 10-12% of NSCLC, resulting in loss of SMARCA4 protein. Because the activity of either SMARCA2 or SMARCA4 is required for chromatin remodeling to occur, the SMARCA4-deficient cancer cells become highly dependent on SMARCA2 for their survival. Therefore, we believe targeting SMARCA2 in SMARCA4-deficient cancers will produce a strong synthetic lethality, resulting in SMARCA4 mutant tumor cell death while sparing normal cells that express SMARCA4 protein.

Loss of SMARCA4 (BRG1) through mutation leads to dependency on SMARCA2 (BRM)

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

We used structure-based drug design to identify a novel series of potent SMARCA2 degraders that are outside the typical drug-like chemical space, being significantly larger and structurally more complex. Extensive structure activity relationships generated by the iterative synthesis and testing of >700 compounds as of the date of this Annual Report on Form 10-K has allowed for the identification of specific structural motifs that provide >20-fold selectivity for SMARCA2 degradation over SMARCA4 while maintaining potent SMARCA2 degradation, DC50 < 10 nM. DC50 is a quantitative measure of how much of a compound is needed to inhibit the degradation of a protein by 50%. We have designed our SMARCA2 degraders to be potent and selective to specifically inhibit SMARCA4-deficient human NSCLC cell lines and primary patient derived samples in vitro and in vivo at well tolerated doses. We completed IND-enabling studies and received IND clearance in October 2022 for PRT3879, a SMARCA2 selective protein degrader. SMARCA2 inhibition has the greatest potential in patients with SMARCA4 deficient cancers. We have also identified orally bioavailable SMARCA2 degraders, which we expect to enter clinical development in the next 12-18 months.

PRMT5 Programs

PRMT5 controls a number of biological processes that drive cancer including transcription, translation, DNA repair and cell signaling. Overexpression and increased enzymatic activity of PRMT5 are associated with poor outcome and decreased survival in multiple human cancer settings.

In March 2022, we announced that we were winding down the development of PRT543 and concentrating our development efforts on PRT811 in biomarker-selected patients in specific cancer types. In November 2022, we announced the decision to discontinue the internal development of our PRMT5 program. While PRT811 demonstrated a potential best-in-class safety profile and evidence of clinical activity in biomarker-selected patients with glioma and splicing mutated uveal melanoma, our prioritization reflects the high benchmark we set for clinical and regulatory success.

•
In the Phase 1 trials for PRT543 and PRT811, both molecules were generally well tolerated. In the PRT811 clinical trial, a total of 82 patients across multiple tumor types were enrolled in dose escalation and expansion, of whom 57 had glioma or uveal melanoma. Out of 38 glioma patients (16 IDH+ and 22 IDH-), two complete responses were observed in IDH+ glioma. These responses remain ongoing for 62 and 21 weeks, respectively. In addition, out of 19 uveal melanoma patients (8 SPLC+ and 11 SPLC-), one confirmed partial response (duration of response of 42 weeks) and a second ongoing unconfirmed partial response were observed, both in patients who were splicing positive. The most common adverse events of any grade, with an incidence of >20% were nausea (57.3%), vomiting (41.5%) fatigue (31.7%), constipation (25.6%), and thrombocytopenia (24.4%), and were predominantly grade 1-2. The most common adverse events (grade ≥3), occurring >5% were thrombocytopenia (9.76%), anemia (7.32%), and fatigue (7.32%).

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

As more fully described below, our patent portfolio includes, inter alia, patent families with claims directed to compositions of matter for, and methods of using, compounds PRT543, PRT811 PRT1419, PRT2527, PRT3645, and compounds that degrade SMARCA2. The patent portfolio currently comprises of 216 patents and patent applications:

(A)
(i) 9 issued U.S. patents, (ii) 25 U.S. non-provisional patent applications, and (iii) 27 U.S. provisional patent applications; and
(B)
(iv) 11 PCT patent applications, (v) 27 issued foreign patents including patents in the European jurisdictions, and (vi) 117 foreign patent applications.

As of the present filing, a total of nine U.S. patents have been issued, which are wholly owned by us. Specifically, a total of three U.S. patent directed to PRT543 have issued and are expected to expire no earlier than August 9, 2038. Similarly, three U.S. patents directed to PRT811 have issued and are expected to expire no earlier than March 14, 2039. Also, two U.S. patents directed to the PRMT5 program have issued and are expected to expire no earlier than June 2038. In addition, one U.S. patent directed to PRT1419 has issued and is expected to expire no earlier than November 8, 2039.

In addition to our filings in the U.S., we own patent applications that are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Included in these applications are claims directed to the PRT543, PRT811, PRT1419, PRT2527, and SMARCA compositions and methods of using the same therapeutically. Claims directed to the PRT3645 compositions and methods of using the same therapeutically are expected to be filed in these jurisdictions in March 2023 or thereafter. For the PRT543 compound, the patents from these applications, if issued, are expected to expire in August 2038, subject to any disclaimers or extensions. For the PRT811 compound, the patents from these applications, if issued, are expected to expire in March 2039, subject to any disclaimers or extensions. For the PRT1419 compound, the patents from these applications, if issued, are expected to expire in November 2039, subject to any disclaimers or extensions. For the PRT2527 compound, the patents from these applications, if issued, are expected to expire in September 2040, subject to any disclaimers or extensions. For the SMARCA compounds, the patents from these applications, if issued, are expected to expire in June 2041, subject to any disclaimers or extensions. For the PRT3645 compound, the patents from these applications, if issued, are expected to expire in September 2041, subject to any disclaimers or extensions.

The patent portfolios for our most advanced programs are summarized below.

PRT1419

Our PRT1419 patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, PRT1419 and other compounds, pharmaceutical compositions comprising PRT1419, and methods of using such compounds. The patent is expected to expire no earlier than November 8, 2039, subject to any disclaimers or extensions available under the Hatch-Waxman Act. A U.S. continuation application, which claims among other things, PRT1419 related compounds, pharmaceutical compositions comprising PRT1419 related compounds, and methods of using such compounds. Any patents issued from this application would be expected to expire no earlier than November 8, 2039, subject to any disclaimers or extensions. A related PCT application was filed, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than November 8, 2039, subject to any disclaimers or extensions.

The PRT1419 portfolio also includes one pending U.S. non-provisional patent application which is the national stage application of a PCT application, which claims among other things, PRT1419 crystalline forms and salts and methods of using such compounds. Any patents issued from this application would be expected to expire no earlier than May 13, 2041, subject to any disclaimers or extensions. Corresponding national phase applications also were filed in Australia, Brazil, Canada, China, Eurasia, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than May 13, 2041, subject to any disclaimers or extensions.

PRT2527

Our PRT2527 patent portfolio is wholly owned by us. The portfolio includes two pending U.S. applications claiming, among other things, PRT2527 and other compounds, pharmaceutical compositions comprising PRT2527, and methods of using PRT2527. A related PCT application was filed, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Any patents resulting from the above mentioned applications, if issued, are expected to expire no earlier than September 11, 2040, subject to any disclaimers or extensions.

The PRT2527 portfolio also includes a pending U.S. non-provisional application, and a corresponding PCT application, directed to additional uses of PRT2527 and related compounds. Any patents resulting from the above mentioned applications, if issued, are expected to expire no earlier than September 30, 2042, subject to any disclaimers or extensions.

The PRT2527 portfolio also a PCT application which claims, among other things, crystalline forms and salts of PRT2527. Any patents resulting from the above mentioned applications, if issued, are expected to expire no earlier than October 14, 2042, subject to any disclaimers or extensions.

The PRT2527 patent portfolio also includes two pending U.S. provisional applications that relate to among other things, methods of inhibiting CDK9 using PRT2527 related compounds and methods of treating certain cancers. Any patents granted that claim priority to these provisional applications could expire as early as 2043.

PRT3645 and Other CDK 4/6 Inhibitors

Our PRT3645 patent portfolio is wholly owned by us. The portfolio includes five pending U.S. non-provisional patent applications and six PCT applications claiming, among other things, genera of compounds that encompass PRT3645 and other compounds, and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors, and solid forms and salts of PRT3645. Any patents issued from the U.S. patent applications would be expected to expire no earlier than September 21, 2041, and December 17, 2041, January 20, 2043, February 2, 2043 ,and March 8, 2043, respectively, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

The PRT3645 patent portfolio also includes three pending U.S. provisional applications that, among other things, encompass PRT3645 and/or related CDK inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to these provisional applications could expire as early as 2043.

SMARCA2 Degraders

The SMARCA2 degrader patent portfolio includes two pending non-provisional U.S. applications and two pending PCT applications, which claim, among other things, genera of compounds that encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents issued from the U.S. patent applications would be expected to expire no earlier than June 9, 2041, and November 8, 2041, respectively, subject to any disclaimers or extensions available under the Hatch-Waxman Act. Any patents resulting from the PCT applications, if issued, are expected to expire no earlier than November 8, 2041 and July 12, 2042 subject to any disclaimers or extensions. Another SMARCA2 PCT application was filed, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa,

South Korea, and Ukraine. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than June 9, 2041, subject to any disclaimers or extensions.

The SMARCA2 patent portfolio also includes ten pending U.S. provisional applications that, among other things, encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to this provisional application could expire as early as 2043.

PRT543

Our PRT543 patent portfolio is wholly owned by us. The portfolio includes three issued U.S. patents, which claim, among other things, PRT543, pharmaceutical compositions comprising PRT543, methods of inhibiting PRMT5 using PRT543, and methods of treating certain cancers, including breast and ovarian cancers, using PRT543. These U.S. patents are expected to expire no earlier than August 9, 2038, subject to any disclaimers or extensions available, including under the Hatch-Waxman Act. A few of the corresponding patents have been issued in Europe, Mexico, South Africa, Eurasia, Israel, Ukraine, and Hong Kong, which are expected to expire no earlier than August 9, 2038, subject to any disclaimers or extensions. Also, several corresponding patent applications are pending in other countries and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, New Zealand, South Africa, and South Korea. Any patents resulting from these patent applications, if issued, are also expected to expire no earlier than August 9, 2038, subject to any disclaimers or extensions.

The PRT543 patent portfolio also includes four pending U.S. and one pending PCT patent applications, which claim, among other things, a genus of compounds that encompass PRT543, PRT543 salts and crystalline forms, methods of preparing PRT543, and additional methods of treatment using PRT543. Any U.S. patents issuing from these applications would be expected to expire no earlier than August 9, 2038; February 13, 2040; April 3, 2040; and December 9, 2041, respectively, subject to any disclaimers or extensions.

The PRT543 patent portfolio also includes two pending U.S. provisional applications that relate to among other things, methods of inhibiting PRMT5 using PRT543, methods of treating certain cancers, and associated clinical studies. Any patents granted that claim priority to this provisional application could expire as early as 2043.

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

The PRT811 patent portfolio also includes three pending U.S. non-provisional applications that claim compositions of matter, and methods of treatment. Any patents issuing from the three pending U.S. non-provisional applications would be expected to expire no earlier than March 14, 2039, September 18, 2040, and April 3, 2040 subject to any disclaimers or extensions.

The PRT811 patent portfolio also includes two pending U.S. provisional applications that relate to among other things, methods of making PRT811, methods of inhibiting PRMT5 using PRT811, and methods of treating certain cancers, and associated clinical studies. Any patents granted that claim priority to this provisional application could expire as early as 2043.

Other

In addition, we have patent portfolios that are directed to a number of different compounds other than PRT543, PRT811, PRT1419, PRT2527, PRT3645, SMARCA2 degraders, and CDK inhibitors. We have patent applications directed to compounds that target resistance mechanisms in cancer. We expect to maintain some of these applications in the United States and to also file in foreign countries.

In addition to the applications described above, we wholly own two issued U.S. patents directed to PRMT5 inhibitors, six pending U.S. non-provisional patent applications, five pending U.S. provisional applications, and four pending foreign applications covering compositions and methods of making and using those compounds to treat cancer and other diseases.

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United

States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

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

These Phases may overlap or be combined. For example, a Phase 1/2 clinical trial may contain both a dose-escalation stage and a dose-expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials (as in traditional Phase 1 clinical trials) and provide insight into the anti-tumor effects of the investigational therapy in selected subpopulation(s).

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

FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, FDA begins an in-depth review of the NDA. FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months, including the 60-day validation period. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

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

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter, or CRL, generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

Fast Track Designation

Fast track designation may be granted for a product that is intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. The sponsor of an investigational drug product may request that FDA designate the product candidate for a specific indication as a fast-track drug concurrent with, or after, the submission of the IND for the product candidate. FDA must determine if the product candidate qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. At the time of NDA filing, the FDA will determine whether to grant priority review designation. FDA will grant such designation if the proposed drug would be a significant improvement in the safety or effectiveness of the treatment, prevention, or diagnosis of a serious condition. Additionally, fast track designation may be withdrawn if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of applications for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including but not limited to holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, granting priority review status or fast track designation, and taking other steps to design the clinical studies in an efficient manner.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors - once implemented - are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

We may also be subject to analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. United States federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. CMS also published an interim final rule that establishes an MFN Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of ASP and establishes a fixed add-on payment in place of the current 6% (4.3% after sequestration) of ASP. The MFN drug payment amount is expected to be lower than the current ASP-based limit because U.S. drug prices are generally the highest in the world. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule, and it faces uncertain prospects for implementation.

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

It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available.

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures could exclude or limit our drugs products from coverage and limit payments for pharmaceuticals.

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

Human Capital

Employees

As of December 31, 2022, we had 122 full-time employees. Women represent approximately 49% of our employees with approximately 34% holding senior management level/leadership roles. Of our employees, 49% have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend training to help prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement at our company is based on qualifications, performance, skills, and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits covered at approximately 80%; a health savings account with company contribution; 20 days of paid time off and paid holidays; family medical leave and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan. We sponsor a 401(k) plan that includes a discretionary matching contribution.

Employee Development & Training

We focus on attracting, retaining, and cultivating talented individuals. Employees are encouraged to attend job specific scientific, clinical and technological meetings and conferences and have access to resources they need to be successful.

Safety

The safety, health and wellness of our employees is a top priority. To support a culture of safety, management has established a safety committee that meets regularly to assess and discuss compliance with and potential changes to the Company's policy, procedures, and training needs. Our protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Corporate Information

We were incorporated under the laws of the State of Delaware in February 2016. Our principal executive offices are located at 200 Powder Mill Road, Wilmington, DE 19803, and our telephone number is (302) 467-1280. Our website address is www.preludetx.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock.

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
•
We are highly dependent on the success of our product candidates, PRT1419, PRT2527, PRT3645, and PRT3789 which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates.
•
We may be adversely affected by the effects of inflation.
•
If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•
The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
•
Adverse side effects or other safety risks associated with PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.
•
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•
Health care policy changes, including U.S. health care reform legislation and implementing regulations, may have a material adverse effect on our business.
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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2016 and are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet commercialized any product, and we do not expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which we or you can evaluate our business. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cancer therapies. For the year ended December 31, 2022, we reported a net loss of $115.4 million. As of December 31, 2022, we had an accumulated deficit of $334.6 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, PRT543, PRT811, PRT1419, and PRT2527, and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of December 31, 2022, our cash, cash equivalents, and marketable securities were $201.7 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance PRT1419, PRT2527, PRT3645, and PRT3789 through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates, including the ongoing Phase 1 clinical trials for both the oral formulation and IV formulation of PRT1419, the ongoing Phase 1 clinical trial for PRT2527, the Phase 1 clinical trials for PRT3645 and PRT3789, and development and subsequent INDs of other future product candidates we may choose to pursue, including a kinase inhibitor. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, PRT1419, PRT2527, PRT3645, PRT3789 or another product candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
complete successful Phase 1 portions of PRT1419, PRT2527, PRT3645, and PRT3789 clinical trials;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for PRT1419, PRT3645, and PRT3789;
•
initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing approval for PRT1419, PRT2527, PRT3645, and PRT3789;
•
establish licenses, collaborations, or strategic partnerships that may increase the value of our programs;
•
successfully manufacture or contract with others to manufacture PRT1419, PRT2527, PRT3645, PRT3789 and our other product candidates;
•
commercialize PRT1419, PRT2527, PRT3645, PRT3789 if approved, respectively, by building a sales force or entering into collaborations with third parties;

•
submit INDs for a kinase inhibitor that is made effective by the FDA;
•
obtain, maintain, protect and defend our intellectual property portfolio; and
•
achieve market acceptance of PRT1419, PRT2527, PRT3645, PRT3789 and our other successful product candidates with the medical community and with third-party payors.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, PRT1419, PRT2527, PRT3645, and PRT3789 and other pipeline product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, expand our operations and build our new facility, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements through the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the revenue, if any, received from commercial sales of PRT1419, PRT2527, PRT3645, or PRT3789 if any are approved, or our other pipeline product candidates that receive marketing approval;
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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs of inflation are incurred.

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates, PRT1419, PRT2527, PRT3645, and PRT3789 which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates, PRT1419, PRT2527, PRT3645, and PRT3789. We are early in our development efforts and our lead product candidates, PRT1419, PRT2527, and PRT3645, are each currently in a Phase 1 clinical trial. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates in development will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of PRT1419, PRT2527, PRT3645, PRT3789 or other product candidates in development. The success of our product candidates, including PRT1419, PRT2527, PRT3645, and PRT3789 will depend on several factors, including the following:

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

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trials of PRT1419, PRT2527, PRT3645, or PRT3789 vary adversely from our expectations.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates.

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
•
the FDA may disagree as to the design or implementation of our clinical trials or with our RP2D for any of our pipeline programs;

•
delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and prospective trial sites;
•
clinical trials for our product candidates that may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;
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
•
potential failures to obtain regulatory approval of companion diagnostic tests, if required, on a timely basis, or at all;
•
potential failures by our third-party contractors to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
•
the suspension or termination of clinical trials for our product candidates for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;
•
undesirable or unexpected side effects or other unexpected characteristics from our product candidates, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;
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

Adverse side effects or other safety risks associated with PRT1419, PRT2527, PRT3645, PRT3789 or our other product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our ongoing clinical trials of PRT1419, PRT2527, PRT3645, and PRT3789 a material percentage of patients in these clinical trials may die during a trial, which could impact development of PRT1419, PRT2527, PRT3645, and PRT3789, respectively. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to our Common Stock” for more disclosure related to the risk of volatility in our stock price.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, PRT1419, PRT2527, PRT3645, or PRT3789, or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to PRT1419, PRT2527, PRT3645, and PRT3789, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidate may not be predictive of the results of our later-stage clinical trials.

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

If we experience delays in obtaining approval or if we fail to obtain approval of PRT1419, PRT2527, PRT3645, or PRT3789, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to granting accelerated approval. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur. Moreover, the FDA may withdraw approval of our product candidate approved under the accelerated approval pathway if, for example:

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

We may apply for an orphan drug designation in the United States or other geographies for our product candidates, where such designation is available, in the future. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation for our product candidates in specific indications, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated indication, due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of PRT1419. PRT2527, PRT3645, and PRT3789 and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for PRT1419. PRT2527, PRT3645, PRT3789 or any other product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The total addressable market opportunity for PRT1419, PRT2527, PRT3645, PRT3789 and any other product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. We may initially seek regulatory approval of some of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

As of December 31, 2022, we had 122 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of PRT1419, PRT2527, PRT3645, and PRT3789, or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of PRT1419, PRT2527, PRT3645, PRT3789 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize PRT1419, PRT2527, PRT3645, or PRT3789, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The ongoing COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of PRT1419, PRT2527, PRT3645, PRT3789 or any future product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for PRT1419, PRT2527, PRT3645, PRT3789 or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy, data protection and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce in value.

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, we are aware of the closure of Silicon Valley Bank, or SVB, and appointment of the Federal Deposit Insurance Corporation as receiver. In addition to an operating account at SVB, we have a line of credit with SVB (see note 8 to our financial statements included elsewhere in this Annual Report on Form 10-K) which we may not be able to access in the future. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, for example, PRT1419, PRT2527, PRT3645, and PRT3789, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of our current product candidates, we currently have four issued U.S. patents covering PRT543 that is expected to expire no earlier than August 9, 2038, three issued U.S. patents covering PRT811 that are expected to expire no earlier than March 14, 2039; and one issued U.S. patent covering PRT1419 that is expected to expire no earlier than November 8, 2039. We do not yet have issued patents on all of our product candidates.

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

Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system has been introduced in early 2023, which could significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC could be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
regulatory developments affecting our product candidates or those of our competitors; and
•
changes in political, economic and general macroeconomic conditions, including but not limited to the ongoing conflict in Ukraine, supply chain disruptions, rising interest rates, rising inflation rates, a potential recession or the ongoing COVID-19 pandemic.

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

The market price of our common stock has been highly volatile since our initial public offering, or IPO. From January 1, 2022 to December 31, 2022, the closing price of common stock on the Nasdaq Global Select Market ranged from $4.00 to $13.22 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K and the following:

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
•
sales or purchases of our common stock by us, insiders or our stockholders;
•
the concentrated ownership of our common stock;
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest (including the ongoing conflict in Ukraine);
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

As of December 31, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, at March 9, 2023, the common stock will have 100% of the voting power, but if the holders of non-voting common stock were to convert all of their shares into common stock, the prior common stock would have 76.2% of the voting power, and the former non-voting common stock would represent 23.8% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K as well as our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Wilmington, Delaware where we license and lease space in two buildings for a total of approximately 39,294 square feet of office and laboratory space that is utilized for administrative, research and development and other business related activities. The license covering our laboratory, supportive, and executive offices expires on December 31, 2023. Our secondary office presence is leased through June 30, 2023.

On November 30, 2021, we entered into a lease agreement (the “Chestnut Run Lease”) for approximately 81,000 square feet of office and laboratory space that we intend to use for administrative, research and development and other activities located at Chestnut Run Plaza in Wilmington, Delaware. The Chestnut Run Lease has an initial term of 162 months from the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease) or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business. In August 2022, the Chestnut Run Lease was amended to increase the tenant improvement allowance and the monthly base rent payments. We have an option to extend the term of the lease by up to three additional five-year terms and certain expansion rights.

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

Holders of Record

As of March 9, 2023, there were approximately 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, fully-integrated drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other unique programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs spanning methyltransferases, kinases, protein-protein interactions and targeted protein degraders. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

We have several drug candidates in clinical development, and we believe we can generate proof-of-concept clinical data in the next 12 to 24 months to guide our future regulatory pathways to approval. Our CDK9 and MCL1 inhibitors are selective and potent, with potentially superior safety profiles. Our next generation CDK4/6 inhibitor is specifically designed to be a brain and tissue penetrant and our SMARCA2 molecule is a unique, first-in-class protein degrader, targeting specific patient populations.

Our CDK9 candidate, PRT2527, is designed to be a potent and selective CDK9 inhibitor. In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. Our preclinical studies suggest that PRT2527 demonstrates high kinase selectivity and potency, providing opportunity for a wider therapeutic index compared to less selective CDK9 inhibitors, allowing for rapid development in combinations.

Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. A Phase 1 trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors. No adverse events leading to dose reduction or discontinuation have been reported and we expect to select a recommended Phase 2 dose, or RP2D, in solid tumors. We plan to use this safety data to continue the cohort expansion study in solid tumors, as well as to inform and rapidly progress PRT2527 in a hematology malignancies clinical trial. We expect to present solid tumor dose escalation data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present initial clinical results for hematological malignancies at a medical conference in the second half of 2023.

Our MCL1 candidate, PRT1419, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We are enrolling patients in a Phase 1 solid tumor dose escalation and confirmation study, including a significant number of patients at the recommended expansion dose of 80 mg/m2. In this study, PRT1419 has been generally well tolerated, with no cardiotoxicity observed in these patients to date. Cardiovascular parameters including troponin levels and ejection fraction changes were evaluated, in addition to standard safety, pharmacokinetics and target engagement metrics.

The clinical pharmacodynamic profile of PRT1419 demonstrates the desired level of target engagement, as measured by caspase activation in peripheral mononuclear cells and reduction of CD14+ monocytes to levels associated with tumor regressions in preclinical models of hematological cancers. We intend to evaluate PRT1419 in hematology malignancies in monotherapy, as well as in combinations, with the goal of establishing safety, clinical activity and a RP2D in hematology malignancies in 2023. Advancement in hematological cancers will include monotherapy expansions in CLL and NHL based on a strong rationale for MCL1 inhibition and the need for novel treatments in second line. We expect to present solid tumor data at a medical conference in the first half of 2023, demonstrate a RP2D in hematological malignancies in the second half of 2023, and present hematological malignancy data in the second half of 2023.

In July 2022, we received IND clearance for PRT3645, a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 clinical trial has been initiated for PRT3645 in biomarker enriched patients with select tumor types including sarcomas, mesothelioma, gliomas, head and neck cancers and non-small cell lung cancer, in addition to breast cancer with or without brain metastases, and our first patient was dosed in December 2022.

In October 2022, we received IND clearance for PRT3879, a potent and selective SMARCA2 protein degrader. SMARCA2 degradation has the greatest potential in patients with SMARCA4 deficient cancers, including approximately 5-10% of non-small cell lung cancers.

In November 2022, we announced that we will discontinue the internal development of our two clinical candidates that are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. Discontinuation of the PRMT5 programs will allow us to focus our efforts on our CDK9, MCL1, CDK4/6 and SMARCA2 programs.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $115.4 million and $111.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $334.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2022, we had $201.7 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures through the fourth quarter of 2024.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$92,889	$86,778	$6,111
General and administrative	30,651	26,957	3,694
Total operating expenses	123,540	113,735	9,805
Loss from operations	(123,540)	(113,735)	(9,805)
Other income, net	8,102	2,041	6,061
Net loss	$(115,438)	$(111,694)	$(3,744)

Research and Development Expenses

Research and development expenses increased by $6.1 million to $92.9 million for the year ended December 31, 2022 from $86.8 million for the year ended December 31, 2021. Included in research and development expenses for the year ended December 31, 2022, was $11.5 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $9.5 million for the year ended December 31, 2021. The increase in research and development expense was primarily due to an increase in discovery-stage program expenses and from the growth and advancement of our clinical pipeline along with an increase in internal costs, including non-cash stock-based compensation expense.

Research and development expenses by program are summarized in the table below:

	Year ended December 31,
(in thousands)	2022	2021
PRT543	$6,303	$12,775
PRT811	6,972	12,534
PRT1419 (Oral and IV)	7,709	8,442
PRT2527	4,030	3,101
Discovery programs	25,150	17,722
Internal costs, including personnel related	42,725	32,204
	$92,889	$86,778

General and Administrative Expenses

General and administrative expenses increased by $3.7 million to $30.7 million for the year ended December 31, 2022 from $27.0 million for the year ended December 31, 2021. Included in the general and administrative expenses for the year ended December 31, 2022, was $13.6 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $11.5 million for the same period in 2021. The increase in general and administrative expense was primarily due to an increase in non-cash stock-based compensation expense and an increase in personnel related expenses due to a higher employee headcount.

Other Income, net

Other income, net increased by $6.1 million to $8.1 million for the year ended December 31, 2022 from $2.0 million for the year ended December 31, 2021, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware during 2022, as well as interest earned on the investment of our cash proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of December 31, 2022, we had $201.7 million in cash, cash equivalents, and marketable securities and had an accumulated deficit of $334.6 million. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expense and capital expenditures through the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(83,729)	$(83,531)
Net cash provided by (used in) investing activities	81,691	(263,803)
Net cash provided by financing activities	815	164,897
Net decrease in cash and cash equivalents	$(1,223)	$(182,437)

Operating Activities

During the year ended December 31, 2022, we used $83.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $115.4 million, offset by a $0.9 million net decrease in our operating assets and liabilities and noncash charges of $30.8 million, which consisted of $25.1 million in stock-based compensation, $2.6 million in amortization of premiums and discounts on marketable securities, $1.7 million noncash lease expense, and $1.3 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the year ended December 31, 2022 investing activities provided $81.7 million of cash primarily due to net maturities of marketable securities of $84.7 million. During the year ended December 31, 2021 we used $261.5 million of cash to purchase marketable securities and $2.3 million of cash for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2022, financing activities provided $0.8 million due to the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan.

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

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$1,928	$5,062	$6,095	$31,479	$44,564

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”). During the first quarter of 2022, the Lease was amended to allow the Company the option to renew the Lease for two 6-month periods. The Company exercised its option to renew the lease for each additional 6 month period during 2022, and the lease term is now extended until December 31, 2023.

In August 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). Upon the Commencement Date, the Company will recognize a right-of-use asset and operating lease liability. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prelude Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prelude Therapeutics Incorporated (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 15, 2023

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,605	$31,828
Marketable securities	171,123	259,405
Prepaid expenses and other current assets	2,652	3,882
Total current assets	204,380	295,115
Restricted cash	4,044	4,044
Property and equipment, net	4,908	3,929
Right-of-use asset	1,792	1,707
Other assets	5,376	303
Total assets	$220,500	$305,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,777	$7,840
Accrued expenses and other current liabilities	13,093	9,621
Operating lease liability	1,832	1,740
Total current liabilities	21,702	19,201
Other liabilities	3,361	—
Total liabilities	25,063	19,201
Commitments (note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,496,994 and 36,200,299 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 11,402,037 and 11,402,037 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	531,682	505,723
Accumulated other comprehensive income (loss)	(1,692)	(711)
Accumulated deficit	(334,558)	(219,120)
Total stockholders’ equity	195,437	285,897
Total liabilities and stockholders’ equity	$220,500	$305,098

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$92,889	$86,778
General and administrative	30,651	26,957
Total operating expenses	123,540	113,735
Loss from operations	(123,540)	(113,735)
Other income, net	8,102	2,041
Net loss	$(115,438)	$(111,694)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.44)	$(2.43)
Weighted average common shares outstanding, basic and diluted	47,371,589	46,049,763
Comprehensive loss
Net loss	$(115,438)	$(111,694)
Unrealized gain (loss) on marketable securities, net of tax	(981)	(711)
Comprehensive loss	$(116,419)	$(112,405)

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options & vesting of RSUs	222,905	—	—	—	389	—	—	389
Issuance of common stock under ESPP	97,206	—	—	—	426	—	—	426
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(981)	—	(981)
Stock-based compensation expense, net of forfeitures of restricted stock	(23,416)	—	—	—	25,144	—	—	25,144
Net loss	—	—	—	—	—	—	(115,438)	(115,438)
Balance at December 31, 2022	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437

(in thousands, except shares)	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	32,595,301	$3	11,110,371	$1	$319,605	$—	$(107,426)	$212,183
Issuance of common stock upon exercise of stock options	995,950	—	—	—	3,504	—	—	3,504
Sale of common stock, net of offering costs of $739	2,583,334	1	291,666	—	161,411	—	—	161,412
Issuance of common stock under ESPP	25,714	—	—	—	272	—	—	272
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(711)	—	(711)
Stock-based compensation expense	—	—	—	—	20,931	—	—	20,931
Net loss	—	—	—	—	—	—	(111,694)	(111,694)
Balance at December 31, 2021	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(115,438)	$(111,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,324	915
Noncash lease expense	1,718	1,328
Stock-based compensation	25,144	20,931
Amortization of premium and discount on marketable securities, net	2,591	1,364
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(3,843)	(1,382)
Accounts payable	(347)	3,903
Accrued expenses and other liabilities	6,833	2,463
Operating lease liabilities	(1,711)	(1,359)
Net cash used in operating activities	(83,729)	(83,531)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(119,223)	(261,480)
Proceeds from maturities of marketable securities	203,933	—
Purchases of property and equipment	(3,019)	(2,323)
Net cash provided by (used in) investing activities	81,691	(263,803)
Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of offering costs	—	161,424
Payment of offering costs	—	(303)
Proceeds from issuance of common stock in connection with the exercise of stock options	389	3,504
Proceeds from the issuance of common stock under ESPP	426	272
Net cash provided by financing activities	815	164,897
Net (decrease) increase in cash and cash equivalents	(1,223)	(182,437)
Cash, cash equivalents and restricted cash at beginning of year	35,872	218,309
Cash, cash equivalents and restricted cash at end of year	$34,649	$35,872
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,803	$567
Property and equipment in accounts payable	$90	$806
Unrealized loss on marketable securities	$(981)	$(711)

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $334.6 million at December 31, 2022. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through the fourth quarter of 2024.

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

Restricted cash comprises a letter of credit with Silicon Valley Bank for the benefit of the landlord in connection with the Company’s new lease facility. See note 8 for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$30,605	$31,828
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$34,649	$35,872

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and United States, or U.S., government debt securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

Comprehensive loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss for the years ended December 31, 2022 and 2021 comprised net loss and unrealized loss on marketable securities.

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

Grant Income and Research and Development Tax Credits

The Company recognizes grants related to income and Delaware research and development tax credits in other income, net in the statements of operations when the necessary qualifying conditions, as stated in the agreements, are met and all contingencies have been resolved. For the years ended December 31, 2022 and 2021, the Company recorded other income of $6.1 million and $1.3 million, respectively. The Company recognizes grants related to assets as deferred income on the balance sheet. The deferred income is then recognized as grant income over the use life of the related assets.

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

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as a component of income tax expense.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Unvested restricted stock awards	201,716	611,608
Unvested restricted stock units	165,000	20,000
Stock options	9,390,930	7,179,482
	9,757,646	7,811,090

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2022 and 2021.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
December 31, 2022:
Marketable securities
Corporate debt securities	$163,208	$7	$(1,672)	$161,543
U.S. government securities	9,607	—	(27)	9,580
Total	$172,815	$7	$(1,699)	$171,123
December 31, 2021:
Marketable securities
Corporate debt securities	$193,798	$1	$(696)	$193,103
Commercial paper	66,318	1	(17)	66,302
Total	$260,116	$2	$(713)	$259,405

The Company’s marketable securities generally have contractual maturity dates of 12 months or less. As of December 31, 2022, the Company had 20 securities with a total fair market value of $163.6 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its debt securities to maturity.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022:
Assets:
Cash equivalents (Money Market Funds)	$25,996	$—	$—
Marketable securities
Corporate debt securities	—	161,543	—
U.S. government securities	—	9,580	—
Total	$25,996	$171,123	$—

December 31, 2021:
Assets:
Cash equivalents (Money Market Funds)	$30,520	$—	$—
Marketable securities
Corporate debt securities	—	193,103	—
Commercial paper	—	66,302	—
Total	$30,520	$259,405	$—

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2022	2021
Lab equipment	$5,588	$4,266
Leasehold improvements	875	875
Furniture and fixtures	127	118
Construction in progress	1,637	668
	8,227	5,927
Less accumulated depreciation	(3,319)	(1,998)
Property and equipment, net	$4,908	$3,929

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Compensation and related benefits	$5,682	$4,919
Research and development	6,887	4,615
Other	524	87
	$13,093	$9,621

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”). During the first quarter of 2022, the Lease was amended to allow the Company the option to renew the Lease for two 6-month periods. The Company exercised its option to renew the lease for each additional 6 month period during 2022, and the lease term is now extended until December 31, 2023. The discount rate used to account for the Company’s operating lease under ASC 842, Leases, is the Company’s estimated incremental borrowing rate of 9.5%.

The future minimum lease payments under the Lease at December 31, 2022 are as follows:

(in thousands)
2023	$1,928
Total undiscounted lease payments	1,928
Less imputed interest	(96)
Current lease liability	$1,832

In August 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). Under the terms of the Chestnut Run Lease, the landlord will provide an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of December 31, 2022, the Company recorded $5.1 million of prepaid rent. Upon the Commencement Date, the

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2023	$-
2024	2,125
2025	2,937
2026	3,010
2027	3,085
Thereafter	31,479

The Company paid a security deposit in the form of a letter of credit with Silicon Valley Bank of $4.0 million which is included in the balance sheet as restricted cash as of December 31, 2022 and 2021. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

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

Rent expense for the years ended December 31, 2022 and 2021 was $2.1 million and $1.8 million, respectively.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match with a maximum amount of 3% of the participant’s compensation. During the years ended December 31, 2022 and 2021 the Company made matching contributions of $0.6 million and $0.5 million, respectively.

Research Collaboration Agreement

In September 2021, the Company entered into a research collaboration agreement estimated to last for approximately one year (the “Darwin Health Agreement”) with Darwin Health, Inc. (“DarwinHealth”). Under the terms of the Darwin Health Agreement, DarwinHealth will utilize their drug discovery technologies and certified methodologies in precision oncology to advance and accelerate clinical development for certain of the Company’s programs across a broad range of tumor subtypes. The Company will pay DarwinHealth a total of $3.0 million in three equal installments over the one-year term (the “Research Term”) to fund the research and, if the Company adopts any of DarwinHealth’s development ideas, the Company will be responsible for the development, manufacturing, and commercialization of any such products. For the year ended December 31, 2021, research and development expense related to this agreement recognized in the statement of operations was $1.0 million. In addition to research funding, DarwinHealth is eligible to receive future research, development and regulatory milestones of up to $3.0 million for each product candidate and is also eligible to receive tiered royalties in the

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

low single digits on net sales of each product developed using DarwinHealth’s development technologies or methods. However, within eighteen-months following the Research Term, the Company, in its sole discretion, may notify. DarwinHealth that it will not utilize its development ideas and will be entitled to receive a refund of $0.5 million.

Other Research and Development Arrangements

The Company enters into agreements with CROs to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Common Stock

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

10. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The total number of shares initially authorized under the Plan was 4,680,000, which was increased on January 1, 2021 and will automatically increase on January 1st of each year, continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. At December 31, 2022, 5,139,028 shares were available for future grants and on January 1, 2023, 2,394,951 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$11,549	$9,469
General and administrative	13,595	11,462
	$25,144	$20,931

Stock Options

The following table summarizes stock option activity for the Plan in the years indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	6,839,091	$8.46	9.17
Granted	2,600,231	$31.14
Exercised	(995,950)	$3.52
Forfeited	(1,263,890)	$19.79
Outstanding at December 31, 2021	7,179,482	$15.36	8.66
Granted	3,884,429	$7.58
Exercised	(217,905)	$1.78
Forfeited	(1,455,076)	$17.84
Outstanding at December 31, 2022	9,390,930	$12.08	8.31
Exercisable at December 31, 2022	3,593,614	$12.29	7.42

The aggregate intrinsic value of options exercised was $1.1 million and $26.9 million during the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, the aggregate intrinsic value of outstanding options and exercisable options was $10.4 million and $6.7 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.73	2,280,360	7.10	$2.13	1,576,638	$1.77
$4.74 - $10.34	1,929,093	9.60	5.53	9,000	10.09
$10.35 - $13.04	3,286,604	8.24	11.96	1,209,901	12.85
$13.05 - $88.98	1,894,873	8.55	30.93	798,075	32.24
	9,390,930			3,593,614

The weighted-average grant date fair value of options granted was $5.49 and $22.80 per share for the years ended December 31, 2022 and 2021, respectively. The Company recorded stock-based compensation expense of $23.9 million and $19.9 million for the years ended December 31, 2022 and 2021, respectively, related to stock options. As of December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $48.5 million, which the Company expects to recognize over a weighted-average period of 2.44 years.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2022	2021
Expected volatility	84.67%	87.46%
Risk-free interest rate	2.73%	0.94%
Expected life (in years)	6.03	6.04
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Unvested balance at January 1, 2021	1,214,767	$2.09
Vested	(603,159)	$1.89
Unvested balance at December 31, 2021	611,608	$2.29
Vested	(386,476)	$2.05
Forfeited	(23,416)	$1.89
Unvested balance at December 31, 2022	201,716	$2.81

The Company recorded stock-based compensation expense of $0.8 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively, related to RSAs. As of December 31, 2022, the total unrecognized expense related to all RSAs was $0.6 million, which the Company expects to recognize over a weighted-average period of 1.05 years.

The Company issues restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after 1 year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Outstanding at January 1, 2021	—
Granted	45,000	$26.91
Forfeited	(25,000)	$33.78
Outstanding at December 31, 2021	20,000	$18.32
Granted	150,000	$4.86
Vested	(5,000)	$18.32
Outstanding at December 31, 2022	165,000	$6.08

The Company recorded stock-based compensation expense of $229 thousand and $20 thousand for the years ended December 31, 2022 and 2021, respectively, related to RSUs. At December 31, 2022 the total unrecognized expense related to the RSUs was $0.8 million, which the Company expects to recognize over 3.11 years.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which as of December 31, 2022 had 1,310,159 shares of common stock reserved for future issuance. The Company issued 97,206 shares under the ESPP in 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, on January 1, 2023, 478,990 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, related to the ESPP.

11. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$66,067	$60,495
Research and development credits	15,234	11,240
Research and development capitalization	19,900	—
Stock-based compensation	8,725	2,448
Accrued expense	1,190	1,290
Lease liabilities	511	485
Gross deferred tax assets	111,627	75,958
Less: valuation allowance	(111,053)	(75,371)
Total deferred tax asset	574	587
Deferred tax liability
Right-of-use assets	(500)	(476)
Depreciation	(74)	(111)
Total deferred tax liabilities	(574)	(587)
Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2022, includes capitalized research and development expenses of $19.9 million. The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research development expenses over a period of five years and non-U.S.-based research and development expenses over a period of 15 years effective for tax years beginning after December 31, 2021. In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022 and December 31, 2021. The

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

valuation allowance increased by $35.7 million and $42.5 million during the years ended December 31, 2022 and 2021, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(6.6)	(7.7)
Permanent differences	0.8	(3.5)
Research and development	(3.5)	(5.8)
Change in valuation allowance	30.9	38.0
Other	(0.6)	-
	0%	0%

The following table summarizes carryforwards of federal and state net operating losses (“NOL”) and research tax credits:

	December 31,
(in thousands)	2022	2021
NOL carryforwards - Federal	$236,898	$217,038
NOL carryforwards - State	237,565	217,038
Research tax credits - Federal	15,201	11,206
Research tax credits - State	43	43

The NOL carryforwards begin expiring in 2036 for federal and Delaware state income tax purposes, however; all federal, Delaware state, and Kansas state NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. As of December 31, 2022, the Company also had federal and Delaware research and development tax credit carryforwards of $15.2 million and $43 thousand, respectively, that will begin to expire in 2038 and 2031, respectively, unless previously utilized.

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

As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to NOL and tax credit carry forwards that remain unutilized, income tax returns for all tax years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our Chief Executive Officer (Our principal executive officer) and our Chief Financial Officer (Our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

(3)
Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	November 10, 2020

3.2	Amended and Restated Bylaws of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	January 23, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-248628	4.1	September 16, 2020

4.2	Amended and Restated Investors’ Rights Agreement, dated August 21, 2020, by and among Prelude Therapeutics Incorporated and certain of its stockholders	S-1/A	333-248628	4.2	September 16, 2020

4.3	Form of Registration Rights Agreement, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1	333-251874	4.3	January 4, 2021

4.4	Description of Voting Common Stock Registered Under Section 12 of the Securities Exchange Act of 1943, as amended.					X
10.1+	Form of Indemnification Agreement with directors and officers.	S-1	333-248628	10.1	September 4, 2020

10.2+	2016 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-248628	10.2	September 4, 2020

10.3+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248628	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248628	10.4	September 21, 2020

10.5	Second Amended and Restated Entrepreneur Client License Agreement, dated November 1, 2020, by and between Prelude Therapeutics Incorporated and Delaware Innovation Space, Inc.	8-K	001-39527	10.1	November 4, 2020

10.6+	Executive Employment Agreement, dated December 30, 2020, by and between the Prelude Therapeutics Incorporated and Krishna Vaddi.	S-1	333-251874	10.6	January 4, 2021

10.7+	Executive Employment Agreement, dated December 19, 2020, by and between the Registrant and Peggy Scherle.	10-K	001-39527	10.7	March 17, 2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.8+	Executive Employment Agreement, dated January 21, 2022, by and between Registrant and Jane Huang.	10-Q	001-39527	10.1	May 10, 2022

10.9+	Separation Agreement, dated April 6, 2022, between the Registrant and Deborah Morosini, M.D.	10-Q	001-39527	10.1	August 9, 2022

10.10††	Single-Tenant Triple Net Lease, dated November 30, 2021, by and between the Registrant and Crisp Partners, LLC.	10-K	001-39527	10.11	March 17, 2022

10.11††	First Amendment to Single-Tenant Triple Net Lease, dated November 30, 2021, by and between the Registrant and Crisp Partners, LLC.	10-K	001-39527	10.12	March 17, 2022

10.12††	Second Amendment to Single-Tenant Triple Net Lease, dated August 8, 2022, by and between Prelude Therapeutics Incorporated and CRISP Partners LLC.	10-Q	001-39527	10.1	November 14, 2022

21.1	Subsidiaries of Prelude Therapeutics Incorporated.	S-1	333-248628	21.1	September 4, 2020

23.1*	Consent of Ernst and Young LLP, an independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+ Indicates a management contract or compensatory plan, contract or arrangement.

†† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRELUDE THERAPEUTICS INCORPORATED

Date: March 15, 2023	By:	/s/ Krishna Vaddi
Krishna Vaddi, Ph.D
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vaddi Krishna Vaddi, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023

/s/ Laurent Chardonnet Laurent Chardonnet	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2023

/s/ Paul A. Friedman	Chairman and Director	March 15, 2023
Paul A. Friedman, M.D.

/s/ Martin Babler	Director	March 15, 2023
Martin Babler

/s/ Julian Baker	Director	March 15, 2023
Julian Baker

/s/ David Bonita	Director	March 15, 2023
David Bonita, M.D.

/s/ Mardi C. Dier	Director	March 15, 2023
Mardi C. Dier

/s/ Victor Sandor	Director	March 15, 2023
Victor Sandor, M.D.C.M.