Form 10-Q
period 2023-03-31
Prelude Therapeutics Inc
filed 2023-05-08
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 47,955,005 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,201	$30,605
Marketable securities	154,054	171,123
Prepaid expenses and other current assets	3,008	2,652
Total current assets	175,263	204,380
Restricted cash	4,044	4,044
Property and equipment, net	5,371	4,908
Right-of-use asset	1,360	1,792
Prepaid expenses and other non-current assets	12,282	5,376
Total assets	$198,320	$220,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,082	$6,777
Accrued expenses and other current liabilities	11,190	13,093
Operating lease liability	1,390	1,832
Total current liabilities	19,662	21,702
Other liabilities	3,361	3,361
Total liabilities	23,023	25,063
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 36,514,218 and 36,496,994 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 11,402,037 and 11,402,037 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	537,966	531,682
Accumulated other comprehensive loss	(398)	(1,692)
Accumulated deficit	(362,276)	(334,558)
Total stockholders’ equity	175,297	195,437
Total liabilities and stockholders’ equity	$198,320	$220,500

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$21,834	$22,821
General and administrative	7,281	7,467
Total operating expenses	29,115	30,288
Loss from operations	(29,115)	(30,288)
Other income, net	1,397	823
Net loss	$(27,718)	$(29,465)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.58)	$(0.63)
Weighted average common shares outstanding, basic and diluted	47,737,190	47,066,427
Comprehensive loss
Net loss	$(27,718)	$(29,465)
Unrealized gain (loss) on marketable securities, net of tax	1,294	(1,602)
Comprehensive loss	$(26,424)	$(31,067)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock upon exercise of stock options & vesting of RSUs	17,224	—	—	—	28	—	—	28
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,294	—	1,294
Stock-based compensation expense	—	—	—	—	6,256	—	—	6,256
Net loss	—	—	—	—	—	—	(27,718)	(27,718)
Balance at March 31, 2023	36,514,218	$4	11,402,037	$1	$537,966	$(398)	$(362,276)	$175,297

	Voting common stock		Non-voting common stock			Accumulated Other
(in thousands, except shares)	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(27,718)	$(29,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	307
Noncash lease expense	432	411
Stock-based compensation	6,256	6,829
Amortization of premium and discount on marketable securities, net	(446)	748
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(355)	93
Accounts payable	374	2
Accrued expenses and other liabilities	(1,903)	(401)
Long-term prepaid expenses and other long-term assets	(6,610)	—
Operating lease liabilities	(442)	(419)
Net cash used in operating activities	(30,134)	(21,895)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(7,191)	—
Proceeds from maturities of marketable securities	26,000	42,500
Purchases of property and equipment	(810)	(952)
Net cash provided by investing activities	17,999	41,548
Cash flows provided by financing activities:
Payment of offering costs	(297)	—
Proceeds from the issuance of common stock in connection with the exercise of stock options	28	153
Net cash (used in) provided by financing activities	(269)	153
Net (decrease) increase in cash and cash equivalents	(12,404)	19,806
Cash, cash equivalents, and restricted cash at beginning of period	34,649	35,872
Cash, cash equivalents, and restricted cash at end of period	$22,245	$55,678
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$928
Property and equipment in accounts payable	$21	$354
Unrealized gain(loss) on marketable securities	$1,294	$(1,602)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Background

Prelude Therapeutics Incorporated (the “Company”) is a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. Since beginning operations in 2016, the Company has devoted substantially all its efforts to research and development, conducting preclinical and clinical studies, recruiting management and technical staff, administration, and raising capital.

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $362.3 million at March 31, 2023. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2024.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs of inflation are incurred.

3. Summary of significant accounting policies

The summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2022 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. Those policies have not materially changed.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2023 and December 31, 2022.

Cash, Cash Equivalents and Restricted cash

The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value in the accompanying balance sheets.

Restricted cash consists of a letter of credit with Silicon Valley Bank, a division of First Citizens Bank, for the benefit of the landlord in connection with the Company’s Chestnut Run Lease. See Note 8 for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$18,201	$30,605
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$22,245	$34,649

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and United States (“U.S.”) government debt securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Unvested restricted stock awards	131,468	514,641
Unvested restricted stock units	163,750	20,000
Stock options	11,868,020	8,541,017
Employee stock purchase plan	51,837	40,127
	12,215,075	9,115,785

Amounts in the above table reflect the common stock equivalents.

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

4. Marketable Securities

The following is a summary of the Company’s marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
March 31, 2023:
Marketable securities
Corporate debt securities	$144,740	$387	$(766)	$144,361
U.S. government securities	9,712	—	(19)	$9,693
Total	$154,452	$387	$(785)	$154,054

December 31, 2022
Marketable securities
Corporate debt securities	$163,208	$7	$(1,672)	$161,543
U.S. government securities	9,607	—	(27)	9,580
Total	$172,815	$7	$(1,699)	$171,123

The Company’s marketable securities generally have contractual maturity dates of 10 months or less. As of March 31, 2023, the Company had 17 securities with a total fair market value of $138.5 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023:
Assets:
Cash equivalents (Money Market Funds)	$17,461	$—	$—
Marketable securities
Corporate debt securities	—	144,361	—
U.S. government securities		9,693
Total	$17,461	$154,054	$—

December 31, 2022
Assets:
Cash equivalents (Money Market Funds)	$25,996	$—	$—
Marketable securities
Corporate debt securities	—	161,543	—
U.S. government securities	—	9,580	—
Total	$25,996	$171,123	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Compensation and related benefits	$3,111	$5,682
Research and development	7,191	6,887
Other	888	524
	$11,190	$13,093

7. Common Stock

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”).

Future minimum annual lease payments under the Lease at March 31, 2023 are as follows:

(in thousands)
2023 (remaining)	$1,446
Total undiscounted lease payments	1,446
Less imputed interest	(56)
Current and noncurrent lease liability	$1,390

In August 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the Premises). Under the terms of the Chestnut Run Lease, the landlord will provide an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of March 31, 2023, the Company recorded $6.5 million of prepaid rent. Upon the Commencement Date, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842, Leases. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2023 (remaining)	$—
2024	1,712
2025	2,860
2026	2,998
2027	3,073
2028	3,149
Thereafter	28,844

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit with Silicon Valley Bank, a division of First Citizens Bank, of $4.0 million, which is included in the balance sheet as restricted cash as of March 31, 2023. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

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

Rent expense was $0.5 million for both the three months ended March 31, 2023 and 2022.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For both the three months ended March 31, 2023 and 2022, the Company made matching contributions of $0.2 million.

Other Research and Development Arrangements

The Company enters into agreements with CROs to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of March 31, 2023, 5,040,915 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021, and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$2,991	$3,200
General and administrative	3,265	3,629
	$6,256	$6,829

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2023	9,390,930	$12.08	8.31
Granted	2,691,898	$7.02
Exercised	(15,974)	$1.77
Forfeited	(198,834)	$19.69
Outstanding at March 31, 2023	11,868,020	$10.82	8.47
Exercisable at March 31, 2023	4,106,669	$12.07	7.33

At March 31, 2023, the aggregate intrinsic value of outstanding options and exercisable options was $9.1 million and $6.6 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2023 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.88	2,927,179	7.37	$2.74	1,675,468	$1.77
$4.89 - $7.50	3,889,718	9.71	6.62	18,700	5.97
$7.51 - $13.04	3,207,179	8.04	11.86	1,552,831	12.32
$13.05 - $88.98	1,843,944	8.31	30.66	859,670	31.80
	11,868,020			4,106,669

The weighted-average grant date fair value of options granted was $5.12 and $7.62 per share for the three months ended March 31, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised was $72 thousand for the three months ended March 31, 2023. The Company recorded stock-based compensation expense of $5.9 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively, related to stock options. As of March 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $56.0 million, which the Company expects to recognize over a weighted-average period of 2.56 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2023	2022
Expected volatility	83.55%	84.57%
Risk-free interest rate	3.80%	1.97%
Expected life (in years)	6.05	6.06
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	201,716	$2.81
Vested	(70,248)	$2.41
Unvested balance at March 31, 2023	131,468	$3.02

The Company recorded stock-based compensation expense of $0.2 million for both the three months ended March 31, 2023 and 2022, related to RSAs. As of March 31, 2023, the total unrecognized expense related to all RSAs was $0.4 million, which the Company expects to recognize over a weighted-average period of 0.92 years.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	165,000	$6.08
Vested	(1,250)	$18.32
Unvested balance at March 31, 2023	163,750	$5.99

The Company recorded stock-based compensation expense of $72 thousand and $24 thousand for the three months ended March 31, 2023 and 2022, respectively, related to RSUs. At March 31, 2023, the total unrecognized expense related to the RSUs was $0.8 million, which the Company expects to recognize over 2.86 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of March 31, 2023, had 1,789,149 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2023, 478,990 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million for both the three months ended March 31, 2023 and 2022 related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC March 15, 2023. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the ongoing COVID-19 pandemic, inflation and interest rate risk, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “strive,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. A Phase 1 trial is underway evaluating escalating IV doses of PRT2527 as a monotherapy in patients with selected solid tumors. On April 18, 2023 we presented the following findings at the 2023 American Association for Cancer Research annual meeting, or the 2023 AACR Annual Meeting:

•
In adults with advanced solid tumors, PRT2527 was generally well-tolerated with manageable neutropenia and absence of significant gastrointestinal events or hepatotoxicity. The short half-life of PRT2527 enables acute CDK9 inhibition over a defined period making it potentially suitable for weekly administration without inducing significant toxicity. The observed dose-dependent downregulation of CDK9 transcriptional targets – MYC and MCL-1 mRNA expression in PBMCs isolated from patients treated with PRT2527 –was consistent with the degree of target engagement required for preclinical efficacy. The 15 m/mg2 QW dose of PRT2527 was selected for further evaluation in dose-confirmation cohort.

The overall safety profile observed in this study supports further development of PRT2527 in combination with other targeted therapies, including in hematologic malignancies. We expect to present a recommended phase two dose, or RP2D, in hematological malignancies in the second half of 2023.

Our MCL1 candidate, PRT1419, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. We are enrolling patients in a Phase 1 solid tumor dose escalation and confirmation study, including a significant number of patients at the recommended expansion dose of 80 mg/m2. On April 18, 2023 we presented the following findings at 2023 AACR Annual Meeting:

•
PRT1419 demonstrated acceptable safety and tolerability profile in patients with advanced and metastatic solid tumors, with the most common treatment-related adverse events of nausea, vomiting, and diarrhea. Neutropenia was deemed to be dose related. No cardiac toxicity was observed. Pharmacokinetics/pharmacodynamics and safety data in the 80 mg/m2 QW PRT1419 dose cohort support further evaluation of this dose in future studies. Induction of activated-BAX and cleaved caspase-3 was observed at 80mg/m2 and 120 mg/m2 QW PRT1419, suggesting successful MCL-1 inhibition. No tumor reductions met response criteria. Further investigation of PRT1419 in patients with hematologic malignancy is ongoing. We intend to evaluate PRT1419 in hematology malignancies in combinations, with the goal of establishing safety, clinical activity and a RP2D in hematology malignancies in the second half of 2023.

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

In July 2022, we received IND clearance for PRT3645, a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 clinical trial has been initiated for PRT3645 in biomarker enriched patients with select tumor types including sarcomas, mesothelioma, gliomas, head and neck cancers and non-small cell lung cancer, in addition to breast cancer with or without brain metastases. The Company expects to provide an update on a dose escalation phase of PRT3645 by the end of 2023.

In October 2022, we received IND clearance for PRT3789, a potent and selective SMARCA2 protein degrader. SMARCA2 degradation has the greatest potential in patients with SMARCA4 deficient cancers, including approximately 5-10% of non-small cell lung cancers. A Phase 1 dose escalation study of PRT3789 is ongoing. Prelude’s discovery team has also identified orally bioavailable and highly selective SMARCA2 degrader leads which were presented as a poster at the 2023 AACR Annual Meeting.

In November 2022, we announced that we will discontinue the internal development of our two clinical candidates that are designed to be oral, potent and selective inhibitors of protein arginine methyltransferase 5, or PRMT5. Discontinuation of the PRMT5 programs will allow us to focus our efforts on our CDK9, MCL1, CDK4/6 and SMARCA2 programs.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $27.7 million and $29.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $362.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2023, we had $172.3 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2024.

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities and potential commercialization efforts, and as a result of increased costs associated with operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. The costs associated with being a public company include expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,		Change
(in thousands)	2023	2022
Operating expenses:
Research and development	$21,834	$22,821	$(987)
General and administrative	7,281	7,467	(186)
Total operating expenses	29,115	30,288	(1,173)
Loss from operations	(29,115)	(30,288)	1,173
Other income, net	1,397	823	574
Net loss	$(27,718)	$(29,465)	$1,747

Research and Development Expenses

Research and development expenses decreased from $22.8 million for the three months ended March 31, 2022 to $21.8 million for the three months ended March 31, 2023. Research and development expenses decreased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Three months ended March 31,
(in thousands)	2023	2022
PRMT5 (PRT543 and PRT811)	$436	$3,285
PRT1419 (Oral and IV)	1,852	2,089
PRT2527	1,078	848
PRT3789	1,432	1,548
PRT3645	533	298
Discovery programs	4,156	3,556
Internal costs, including personnel related	12,347	11,197
	$21,834	$22,821

General and Administrative Expenses

General and administrative expenses were consistent for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other Income, net

Other income, net increased from $0.8 million for the three months ended March 31, 2022, to $1.4 million for the three months ended March 31, 2023 primarily due to interest earned on the investment of our cash balance.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of March 31, 2023, we had $172.3 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $362.3 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(30,134)	$(21,895)
Net cash provided by investing activities	17,999	41,548
Net cash (used in) provided by financing activities	(269)	153
Net (decrease) increase in cash and cash equivalents	$(12,404)	$19,806

Operating Activities

During the three months ended March 31, 2023, we used $30.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $27.7 million and a $8.9 million net increase in our operating assets and liabilities, offset by noncash charges of $6.5 million, which primarily consisted of $6.3 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities of $18.0 million consisted primarily of $26.0 million in proceeds from maturities of marketable securities partially offset by $7.2 million used for purchases of marketable securities. During the three months ended March 31, 2022, net cash provided by investing activities consisted primarily of $42.5 million in proceeds from maturities of marketable securities.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.3 million related to the payment of offering costs as compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2022 from the exercise of stock options.

Critical Accounting Policies

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023, or 2022 Form 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our 2022 Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Bylaws of Prelude Therapeutics Incorporated	8-K	001-39527	3.1	January 23, 2023
10.1	Open Market Sale AgreementSM, dated March 15, 2023, by and between Prelude Therapeutics Incorporated and Jefferies LLC.	8-K	001-39527	1.1	March 15, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: May 8, 2023	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2023	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Accounting Officer)