Form 10-Q
period 2023-06-30
Prelude Therapeutics Inc
filed 2023-08-03
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 54,808,715 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,446	$30,605
Marketable securities	228,543	171,123
Prepaid expenses and other current assets	5,221	2,652
Total current assets	260,210	204,380
Restricted cash	4,044	4,044
Property and equipment, net	6,082	4,908
Right-of-use asset	918	1,792
Prepaid expenses and other non-current assets	9,357	5,376
Total assets	$280,611	$220,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,585	$6,777
Accrued expenses and other current liabilities	8,667	13,093
Operating lease liability	938	1,832
Total current liabilities	15,190	21,702
Other liabilities	3,361	3,361
Total liabilities	18,551	25,063
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 41,958,456 and 36,496,994 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 and 11,402,037 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	655,473	531,682
Accumulated other comprehensive loss	(711)	(1,692)
Accumulated deficit	(392,707)	(334,558)
Total stockholders’ equity	262,060	195,437
Total liabilities and stockholders’ equity	$280,611	$220,500

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$24,966	$21,310	$46,800	$44,131
General and administrative	7,432	8,151	14,713	15,618
Total operating expenses	32,398	29,461	61,513	59,749
Loss from operations	(32,398)	(29,461)	(61,513)	(59,749)
Other income, net	1,967	2,087	3,364	2,910
Net loss	$(30,431)	$(27,374)	$(58,149)	$(56,839)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.54)	$(0.58)	$(1.12)	$(1.20)
Weighted average common shares outstanding, basic and diluted	56,240,491	47,276,684	52,012,330	47,172,136
Comprehensive loss:
Net loss	$(30,431)	$(27,374)	$(58,149)	$(56,839)
Unrealized (loss) gain on marketable securities, net of tax	(313)	19	981	(1,583)
Comprehensive loss	$(30,744)	$(27,355)	$(57,168)	$(58,422)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock upon exercise of stock options & vesting of RSUs	17,224	—	—	—	28	—	—	28
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,294	—	1,294
Stock-based compensation expense	—	—	—	—	6,256	—	—	6,256
Net loss	—	—	—	—	—	—	(27,718)	(27,718)
Balance at March 31, 2023	36,514,218	$4	11,402,037	$1	$537,966	$(398)	$(362,276)	$175,297
Issuance of common stock and prefunded warrants, net of issuance costs of $2.6 million	5,312,978	—	1,448,222	—	110,423	—	—	110,423
Issuance of common stock upon exercise of stock options & vesting of RSU's	40,461	—	—	—	3	—	—	3
Issuance of common stock under ESPP	90,799	—	—	—	348	—	—	348
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(313)	—	(313)
Stock-based compensation expense	—	—	—	—	6,733	—	—	6,733
Net loss	—	—	—	—	—	—	(30,431)	(30,431)
Balance at June 30, 2023	41,958,456	$4	12,850,259	$1	$655,473	$(711)	$(392,707)	$262,060

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812
Issuance of common stock upon exercise of stock options	31,253	—	—	—	59	—	—	59
Issuance of common stock under ESPP	68,080	—	—	—	300	—	—	300
Unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation expense, net of forfeitures of restricted stock awards	(23,416)	—	—	—	6,028	—	—	6,028
Net loss	—	—	—	—	—	—	(27,374)	(27,374)
Balance at June 30, 2022	36,369,248	$4	11,402,037	$1	$519,092	$(2,294)	$(275,959)	$240,844

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(58,149)	$(56,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	625
Noncash lease expense	874	842
Stock-based compensation	12,989	12,857
Amortization of premium and discount on marketable securities, net	(805)	1,784
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,540)	1,557
Accounts payable	(1,333)	(838)
Accrued expenses and other liabilities	(4,493)	495
Long-term prepaid expenses and other long-term assets	(4,010)	—
Operating lease liabilities	(894)	(846)
Net cash used in operating activities	(57,802)	(40,363)
Cash flows (used in) provided by investing activities:
Purchases of marketable securities	(128,134)	(27,140)
Proceeds from maturities of marketable securities	72,500	87,579
Purchases of property and equipment	(1,793)	(1,710)
Net cash (used in) provided by investing activities	(57,427)	58,729
Cash flows provided by financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	110,691	—
Proceeds from the issuance of common stock under ESPP	348	300
Proceeds from the issuance of common stock in connection with the exercise of stock options	31	212
Net cash provided by financing activities	111,070	512
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,159)	18,878
Cash, cash equivalents, and restricted cash at beginning of period	34,649	35,872
Cash, cash equivalents, and restricted cash at end of period	$30,490	$54,750
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$928
Property and equipment in accounts payable	$30	$77
Offering costs in accrued expenses and other current liabilities	$67	$—
Offering costs in accounts payable	$201	$—
Unrealized gain (loss) on marketable securities	$981	$(1,583)

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

2. Risks and liquidity

The Company is subject to a number of risks common to early-stage companies in the biotechnology industry. Principal among these risks are the uncertainties in the development process, development of the same or similar technological innovations by competitors, protection of proprietary technology, dependence on key personnel, compliance with government regulations and approval requirements, and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and contractors.

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $392.7 million at June 30, 2023. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

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

Inflation has the potential to adversely affect the Company's liquidity, business, financial condition and results of operations by increasing the Company's overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, the Company has experienced, and may continue to experience cost increases. Although the Company may take measures to mitigate the effects of inflation, if these measures are not effective, the Company's business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact the Company's results of operations and when the costs of inflation are incurred.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2023 and December 31, 2022.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$26,446	$30,605
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$30,490	$34,649

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities, United States (“U.S.”) government debt securities, and agency securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock that were issued in a financing transaction in May 2023 (Note 7). The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards entitle the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Unvested restricted stock awards	81,044	356,432
Unvested restricted stock units	125,000	170,000
Stock options	12,083,788	8,915,289
	12,289,832	9,441,721

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) (“ASU 2020-06”). ASU 2020-06 eliminated the beneficial conversion and cash conversion accounting models in ASC 470-20 which required separate accounting for embedded conversion features and simplified the settlement assessment to determine whether an instrument qualifies for equity classification. The Company early adopted the new standard on January 1, 2023.

4. Marketable Securities

The following is a summary of the Company’s marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
June 30, 2023
Marketable securities:
Agency securities	$8,381	$—	$(47)	$8,334
Corporate debt securities	123,789	14	(385)	123,418
U.S. government securities	97,084	3	(296)	96,791
Total	$229,254	$17	$(728)	$228,543

December 31, 2022
Marketable securities:
Corporate debt securities	$163,208	$7	$(1,672)	$161,543
U.S. government securities	9,607	—	(27)	9,580
Total	$172,815	$7	$(1,699)	$171,123

The Company’s marketable securities generally have contractual maturity dates of 13 months or less. As of June 30, 2023, the Company had 39 securities with a total fair market value of $199.1 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Assets:
Cash equivalents (Money Market Funds)	$25,435	$—	$—
Marketable securities:
Agency securities	—	8,334	—
Corporate debt securities	—	123,418	—
U.S. government securities	—	96,791	—
Total	$25,435	$228,543	$—

December 31, 2022
Assets:
Cash equivalents (Money Market Funds)	$25,996	$—	$—
Marketable securities:
Corporate debt securities	—	161,543	—
U.S. government securities	—	9,580	—
Total	$25,996	$171,123	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Compensation and related benefits	$5,043	$5,682
Research and development	2,815	6,887
Other	809	524
	$8,667	$13,093

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

Second quarter 2023 financing

During the second quarter of 2023, the Company sold 6,761,200 shares of its common stock which comprised of (i) 5,312,978 shares of its voting common stock and (ii) 1,448,222 shares of its non-voting common stock at a price of $5.75 per share and to certain investors in lieu of common stock, the Company sold pre-funded warrants to purchase 12,895,256 shares of voting common stock at a price of $5.7499 per pre-funded warrant, resulting in gross proceeds of $113.0 million. Offering costs of $2.6 million, of which $0.3 million were previously paid and deferred, were recorded to additional paid-in capital in the accompanying balance sheets, resulting in net proceeds of $110.4 million.

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2023, no pre-funded warrants had been exercised. Of the voting common stock issued, 2,264,456 shares were purchased by the Company’s underwriters in connection with a 30-day option at a price of $5.75 per share.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”).

Future minimum annual lease payments under the Lease at June 30, 2023 are as follows:

(in thousands)
2023 (remaining)	$964
Total undiscounted lease payments	964
Less imputed interest	(26)
Current lease liability	$938

In August 2022, we entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the "Premises"). Under the terms of the Chestnut Run Lease, the landlord has provided an allowance towards the cost of completing tenant improvements for the Premises and improvements resulting from both the landlord's build-out and the Company's improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of June 30, 2023, the Company recorded $9.0 million of prepaid rent. Upon the Commencement Date, which is expected to happen in the third quarter of 2023, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842, Leases. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2023 (remaining)	$—
2024	1,299
2025	2,784
2026	2,986
2027	3,060
2028	3,137
Thereafter	29,371

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit with Silicon Valley Bank, a division of First Citizens Bank, of $4.0 million, which is included in the balance sheet as restricted cash as of June 30, 2023. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

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

Rent expense was $0.6 million for both the three months ended June 30, 2023 and 2022. Rent expense was $1.1 million for both the six months ended June 30, 2023 and 2022.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For the three months ended June 30, 2023 and 2022, the Company made matching contributions of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company made matching contributions of $0.4 million and $0.3 million, respectively.

Other Research and Development Arrangements

The Company enters into agreements with clinical research organizations ("CROs") to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of June 30, 2023, 4,823,436 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,234	$2,472	$6,225	$5,672
General and administrative	3,499	3,556	6,764	7,185
	$6,733	$6,028	$12,989	$12,857

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2023	9,390,930	$12.08	8.31
Granted	2,977,898	$6.91
Exercised	(17,685)	$1.77
Forfeited	(267,355)	$17.72
Outstanding at June 30, 2023	12,083,788	$10.70	8.25
Exercisable at June 30, 2023	4,941,993	$11.56	7.28

At June 30, 2023, the aggregate intrinsic value of outstanding options and exercisable options was $5.4 million and $4.8 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2023 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.88	2,925,468	7.12	$2.74	2,188,856	$2.34
$4.89 - $7.50	4,100,967	9.49	6.57	35,665	6.03
$7.51 - $13.04	3,218,825	7.80	11.85	1,755,910	12.28
$13.05 - $88.98	1,838,528	8.06	30.53	961,562	31.44
	12,083,788			4,941,993

The weighted-average grant date fair value of options granted was $5.04 and $6.00 per option for the six months ended June 30, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised was $80 thousand for the six months ended June 30, 2023. The Company recorded stock-based compensation expense of $6.5 million and $5.7 million for the three months ended June 30, 2023 and 2022, respectively, related to stock options. The Company recorded stock-based compensation expense of $12.4 million and $12.2 million for the six months ended June 30, 2023 and 2022, respectively, related to stock options. As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $50.5 million, which the Company expects to recognize over a weighted-average period of 2.37 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2023	2022
Expected volatility	83.51%	84.82%
Risk-free interest rate	3.80%	2.39%
Expected life (in years)	6.02	6.01
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	201,716	$2.81
Vested	(120,672)	$2.50
Unvested balance at June 30, 2023	81,044	$3.26

The Company recorded stock-based compensation expense of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, related to RSAs. As of June 30, 2023, the total unrecognized expense related to all RSAs was $0.3 million, which the Company expects to recognize over a weighted-average period of 0.74 years.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	165,000	$6.08
Vested	(40,000)	$5.70
Unvested balance at June 30, 2023	125,000	$6.21

The Company recorded stock-based compensation expense of $0.1 million for both the three and six months ended June 30, 2023 and 2022, related to RSUs. At June 30, 2023, the total unrecognized expense related to the RSUs was $0.7 million, which the Company expects to recognize over 2.61 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of June 30, 2023, had 1,698,350 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2023, 478,990 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million for both the three months ended June 30, 2023 and 2022, related to the ESPP. The Company recognized share-based compensation expense of $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 15, 2023. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the ongoing COVID-19 pandemic, inflation and interest rate risk, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “strive,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•
In adults with advanced solid tumors, PRT2527 was generally well-tolerated with manageable neutropenia and absence of significant gastrointestinal events or hepatotoxicity. The short half-life of PRT2527 enables acute CDK9 inhibition over a defined period making it potentially suitable for weekly administration without inducing significant toxicity. The observed dose-dependent downregulation of CDK9 transcriptional targets – MYC and MCL-1 mRNA expression in PBMCs isolated from patients treated with PRT2527 – was consistent with the degree of target engagement required for preclinical efficacy. The 15 m/mg2 QW dose of PRT2527 was selected for further evaluation in dose-confirmation cohort.

The overall safety profile observed in this study support further development of PRT2527 in hematologic malignancies.

A Phase 1 multi-dose escalation study of PRT2527 is currently ongoing in hematologic malignancies. Patient recruitment for hematological clinical trials in the US is highly competitive and this trial has recently been expanded to include global sites to support patient recruitment. As part of this Phase 1 multi-dose escalation trial, we intend to expand the Phase 1 clinical trial and evaluate PRT2527 in combination with zanubrutinib. Potential indications for PRT2527 include aggressive B-cell lymphoma subtypes, mantle cell lymphoma (MCL), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) including Richter syndrome, and T-cell lymphoma subtypes.

We intend to provide a program update by year end on the CDK9 inhibitor program and present initial results at a future scientific meeting.

Our MCL1 candidate, PRT1419, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. The IV formulation of PRT1419 has demonstrated a desirable pharmacokinetic, pharmacodynamic and safety profile with potential for differentiation from competitor compounds. A significant number of patients were enrolled at the recommended expansion dose of 80 mg/m2 in a Phase 1 solid tumor dose escalation and confirmation study. On April 18, 2023, we presented the following findings at 2023 AACR Annual Meeting:

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

The clinical pharmacodynamic profile of PRT1419 demonstrates the desired level of target engagement, as measured by caspase activation in peripheral mononuclear cells and reduction of CD14+ monocytes to levels associated with tumor regressions in preclinical models of hematological cancers. A Phase 1 multi-dose escalation clinical trial of PRT1419 in patients with hematologic malignancies is ongoing. In this trial, PRT1419 is being evaluated as monotherapy for myeloid malignancies and in combination with azacitidine or venetoclax for patients with relapsed/refractory myeloid or B-cell malignancies.

We will provide a clinical update on PRT1419 by year end.

In July 2022, we received IND clearance for PRT3645, a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 is underway and we expect to reach a biologically active dose confirmation in Q4 2023. Potential indications for PRT3645 in combination with other therapies, in addition to breast cancer with or without brain metastases, include endometrial, sarcomas, glioblastomas, non-small cell lung cancer, head and neck cancers.

We intend to provide a program update by year end and present initial results at a future scientific meeting.

In October 2022, we received clearance for PRT3789, a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. Cancer cells with SMARCA4 mutations are dependent on SMARCA2 for their growth and survival and selectively degrading SMARCA2 induces cell death in cancer cells while sparing normal cells. PRT3789 is efficacious and well tolerated in preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care. We believe a selective SMARCA2 degrader has the potential to be of benefit in up to 70,000 US/EU cancer patients with the SMARCA4 mutation.

Patients with SMARCA4 mutations or deletions may have poor clinical outcomes and limited treatment options. Therefore, mutated, or deleted SMARCA4 cancers provides a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

A Phase 1 multi-dose escalation clinical trial of PRT3789 is ongoing in biomarker selected SMARCA4 mutated cancers. We intend to evaluate PRT3789 as monotherapy as well as in combination.

We intend to provide a program update by year end and expect to reach confirmation dose in the first half of 2024.

We recently nominated a new chemical entity as a potent, orally bioavailable and highly selective SMARCA2 degrader candidate (>1000x over SMARCA4) and intend to file an IND early in 2024.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $58.1 million and $56.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $392.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2023, we had $255.0 million in cash, cash equivalents, and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations.

	Three months ended June 30,		Change
(in thousands)	2023	2022
Operating expenses:
Research and development	$24,966	$21,310	$3,656
General and administrative	7,432	8,151	(719)
Total operating expenses	32,398	29,461	2,937
Loss from operations	(32,398)	(29,461)	(2,937)
Other income, net	1,967	2,087	(120)
Net loss	$(30,431)	$(27,374)	$(3,057)

Research and Development Expenses

Research and development expenses increased from $21.3 million for the three months ended June 30, 2022 to $25.0 million for the three months ended June 30, 2023. Research and development expenses increased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Three months ended June 30,
(in thousands)	2023	2022
PRT1419 (Oral and IV)	$2,309	$2,387
PRT2527	1,724	853
PRT3789	2,035	—
PRT3645	1,913	—
PRMT5 (PRT543 and PRT811)	(378)	2,770
Discovery programs	4,487	5,439
Internal costs, including personnel related	12,876	9,861
	$24,966	$21,310

General and Administrative Expenses

General and administrative expenses decreased from $8.2 million for the three months ended June 30, 2022 to $7.4 million for three months ended June 30, 2023. General and administrative expenses decreased primarily due to our careful management of general and administrative expenses.

Other Income, net

Other income, net decreased from $2.1 million for the three months ended June 30, 2022, to $2.0 million for the three months ended June 30, 2023 primarily due to losses on foreign currency exchange.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations.

	Six months ended June 30,		Change
(in thousands)	2023	2022
Operating expenses:
Research and development	46,800	44,131	2,669
General and administrative	14,713	15,618	(905)
Total operating expenses	61,513	59,749	1,764
Loss from operations	(61,513)	(59,749)	(1,764)
Other income, net	3,364	2,910	454
Net loss	(58,149)	(56,839)	(1,310)

Research and Development Expenses

Research and development expenses increased from $44.1 million for the six months ended June 30, 2022 to $46.8 million for the six months ended June 30, 2023. Research and development expenses increased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Six months ended June 30,
(in thousands)	2023	2022
PRT1419 (Oral and IV)	$4,161	$4,476
PRT2527	2,802	1,701
PRT3789	3,467	—
PRT3645	2,446	—
PRMT5 (PRT543 and PRT811)	58	6,055
Discovery programs	8,643	10,841
Internal costs, including personnel related	25,223	21,058
	$46,800	$44,131

General and Administrative Expenses

General and administrative expenses decreased from $15.6 million for the six months ended June 30, 2022 to $14.7 million for the six months ended June 30, 2023. General and administrative expenses decreased primarily due to our careful management of general and administrative expenses.

Other Income, net

Other income, net increased from $2.9 million for the six months ended June 30, 2022, to $3.4 million for the six months ended June 30, 2023 primarily due to interest earned on the investment of our cash balance.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants. As of June 30, 2023, we had $255.0 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $392.7 million.

During the second quarter of 2023, we sold 6,761,200 shares of common stock which comprised of (i) 5,312,978 shares of voting common stock and (ii) 1,448,222 shares of non-voting common stock at a price of $5.75 per share and to certain investors in lieu of common stock, we sold pre-funded warrants to purchase 12,895,256 shares of voting common stock at a price of $5.7499 per pre-funded warrant, resulting in gross proceeds of $113.0 million. We incurred offering costs of $2.6 million, of which $0.3 million were previously paid and deferred, which resulted in net proceeds of $110.4 million. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Of the voting common stock sold, 2,264,456 were purchased by our underwriters in connection with a 30-day option at a price of $5.75 per share.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(57,802)	$(40,363)
Net cash (used in) provided by investing activities	(57,427)	58,729
Net cash provided by financing activities	111,070	512
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,159)	$18,878

Operating Activities

During the six months ended June 30, 2023, we used $57.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $58.1 million and a $13.3 million net increase in our operating assets and liabilities, offset by noncash charges of $13.6 million, which primarily consisted of $13.0 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2022, we used $40.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $56.8 million offset by noncash charges of $16.1 million, which consisted of $12.9 million in stock-based compensation, $1.8 million in amortization of premiums and discounts on marketable securities, $0.8 million noncash lease expense, and $0.6 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities of $57.4 million consisted primarily of $128.1 million in purchases of marketable securities, partially offset by $72.5 million in proceeds from maturities of marketable securities. During the six months ended June 30, 2022, net cash provided by investing activities of $58.7 million consisted primarily of $87.6 million in proceeds from maturities of marketable securities partially offset by $27.1 million in purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $111.1 million, which was primarily the result of $110.7 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs. For the six months ended June 30, 2022 net cash provided by financing activities was $0.5 million from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan.

Critical Accounting Policies

During the three months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation					X
4.1	Form of Pre-Funded Warrant	8-K	001-39527	4.1	May 18, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: August 3, 2023	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2023	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Financial and Accounting Officer)