Form 10-Q
period 2023-09-30
Prelude Therapeutics Inc
filed 2023-11-01
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 54,825,982 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,896	$30,605
Marketable securities	214,610	171,123
Prepaid expenses and other current assets	4,410	2,652
Total current assets	234,916	204,380
Restricted cash	4,044	4,044
Property and equipment, net	6,618	4,908
Right-of-use asset	464	1,792
Prepaid expenses and other non-current assets	12,469	5,376
Total assets	$258,511	$220,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,170	$6,777
Accrued expenses and other current liabilities	11,248	13,093
Operating lease liability	475	1,832
Total current liabilities	16,893	21,702
Other liabilities	3,361	3,361
Total liabilities	20,254	25,063
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 41,965,472 and 36,496,994 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 and 11,402,037 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	662,172	531,682
Accumulated other comprehensive loss	(605)	(1,692)
Accumulated deficit	(423,315)	(334,558)
Total stockholders’ equity	238,257	195,437
Total liabilities and stockholders’ equity	$258,511	$220,500

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$26,261	$22,889	$73,061	$67,020
General and administrative	7,124	7,517	21,837	23,135
Total operating expenses	33,385	30,406	94,898	90,155
Loss from operations	(33,385)	(30,406)	(94,898)	(90,155)
Other income, net	2,777	448	6,141	3,358
Net loss	$(30,608)	$(29,958)	$(88,757)	$(86,797)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.63)	$(1.55)	$(1.84)
Weighted average common shares outstanding, basic and diluted	67,639,993	47,449,811	57,278,795	47,265,712
Comprehensive loss:
Net loss	$(30,608)	$(29,958)	$(88,757)	$(86,797)
Unrealized (loss) gain on marketable securities, net of tax	106	(69)	1,087	(1,652)
Comprehensive loss	$(30,502)	$(30,027)	$(87,670)	$(88,449)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock upon exercise of stock options & vesting of RSUs	17,224	—	—	—	28	—	—	28
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,294	—	1,294
Stock-based compensation expense	—	—	—	—	6,256	—	—	6,256
Net loss	—	—	—	—	—	—	(27,718)	(27,718)
Balance at March 31, 2023	36,514,218	$4	11,402,037	$1	$537,966	$(398)	$(362,276)	$175,297
Issuance of common stock and prefunded warrants, net of issuance costs of $2.6 million	5,312,978	—	1,448,222	—	110,423	—	—	110,423
Issuance of common stock upon exercise of stock options & vesting of RSU's	40,461	—	—	—	3	—	—	3
Issuance of common stock under ESPP	90,799	—	—	—	348	—	—	348
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(313)	—	(313)
Stock-based compensation expense	—	—	—	—	6,733	—	—	6,733
Net loss	—	—	—	—	—	—	(30,431)	(30,431)
Balance at June 30, 2023	41,958,456	$4	12,850,259	$1	$655,473	$(711)	$(392,707)	$262,060
Issuance of common stock upon vesting of RSU's, net of 3,609 shares withheld for employee taxes	7,016	—	—	—	(16)	—	—	(16)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	106	—	106
Stock-based compensation expense, net of forfeitures of restricted stock awards	—	—	—	—	6,715	—	—	6,715
Net loss	—	—	—	—	—	—	(30,608)	(30,608)
Balance at September 30, 2023	41,965,472	$4	12,850,259	$1	$662,172	$(605)	$(423,315)	$238,257

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options	93,032	—	—	—	153	—	—	153
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	—	—	6,829	—	—	6,829
Net loss	—	—	—	—	—	—	(29,465)	(29,465)
Balance at March 31, 2022	36,293,331	$4	11,402,037	$1	$512,705	$(2,313)	$(248,585)	$261,812
Issuance of common stock upon exercise of stock options	31,253	—	—	—	59	—	—	59
Issuance of common stock under ESPP	68,080	—	—	—	300	—	—	300
Unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation expense, net of forfeitures of restricted stock awards	(23,416)	—	—	—	6,028	—	—	6,028
Net loss	—	—	—	—	—	—	(27,374)	(27,374)
Balance at June 30, 2022	36,369,248	$4	11,402,037	$1	$519,092	$(2,294)	$(275,959)	$240,844
Issuance of common stock upon exercise of stock options	75,528	—	—	—	148	—	—	148
Unrealized gain(loss) on marketable securities	—	—	—	—	—	(69)	—	(69)
Stock-based compensation expense, net of forfeitures of restricted stock awards	—	—	—	—	6,442	—	—	6,442
Net loss	—	—	—	—	—	—	(29,958)	(29,958)
Balance at September 30, 2022	36,444,776	$4	11,402,037	$1	$525,682	$(2,363)	$(305,917)	$217,407

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(88,757)	$(86,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	838	962
Noncash lease expense	1,328	1,281
Stock-based compensation	19,704	19,299
Amortization of premium and discount on marketable securities, net	(2,402)	2,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,053)	(3,591)
Accounts payable	(1,805)	2,893
Accrued expenses and other liabilities	(1,873)	3,661
Long-term prepaid expenses and other long-term assets	(7,108)	—
Operating lease liabilities	(1,357)	(1,280)
Net cash used in operating activities	(83,485)	(60,802)
Cash flows (used in) provided by investing activities:
Purchases of marketable securities	(162,248)	(85,972)
Proceeds from maturities of marketable securities	122,250	168,934
Purchases of property and equipment	(2,384)	(2,626)
Net cash (used in) provided by investing activities	(42,382)	80,336
Cash flows provided by financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	110,795	—
Proceeds from the issuance of common stock under ESPP	348	300
Proceeds from the issuance of common stock in connection with the exercise of stock options	31	360
Payment of withholding taxes related to stock-based compensation to employees	(16)	—
Net cash provided by financing activities	111,158	660
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,709)	20,194
Cash, cash equivalents, and restricted cash at beginning of period	34,649	35,872
Cash, cash equivalents, and restricted cash at end of period	$19,940	$56,066
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$928
Property and equipment in accounts payable	$254	$323
Offering costs in accrued expenses and other current liabilities	$28	$—
Offering costs in accounts payable	$34	$—
Unrealized gain (loss) on marketable securities	$1,087	$(1,652)

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $423.3 million at September 30, 2023. The Company has no revenue to-date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2023 and December 31, 2022.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$15,896	$30,605
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$19,940	$34,649

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Unvested restricted stock awards	54,026	271,965
Unvested restricted stock units	114,375	170,000
Stock options	12,134,205	9,197,528
Employee stock purchase plan	74,248	46,560
	12,376,854	9,686,053

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

4. Cash, Cash Equivalents and Marketable Securities

The following provides detail of the Company's cash, cash equivalents, and marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
September 30, 2023
Cash equivalents:
Money Market Funds	$9,963	$—	$—	$9,963
Commercial Paper	4,981	—	(1)	4,980
Total cash equivalents	14,944	—	(1)	14,943

Marketable securities:
Agency securities	10,508	—	(50)	10,458
Corporate debt securities	101,396	11	(275)	101,132
U.S. government securities	103,310	—	(290)	103,020
Total marketable securities	215,214	11	(615)	214,610
Total financial assets	$230,158	$11	$(616)	$229,553

December 31, 2022
Cash equivalents:
Money Market Funds	$25,996	$—	$—	$25,996

Marketable securities:
Corporate debt securities	163,208	7	(1,672)	161,543
U.S. government securities	9,607	—	(27)	9,580
Total marketable securities	172,815	7	(1,699)	171,123
Total financial assets	$198,811	$7	$(1,699)	$197,119

The Company’s marketable securities generally have contractual maturity dates of 24 months or less. As of September 30, 2023, the Company had 49 securities with a total fair market value of $193.4 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary, is primarily related to market factors and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023
Assets
Cash equivalents:
Money Market Funds	$9,963	$—	$—
Commercial Paper	—	4,980	—
Total cash equivalents	9,963	4,980	—

Marketable securities:
Agency securities	—	10,458	—
Corporate debt securities	—	101,132	—
U.S. government securities	—	103,020	—
Total marketable securities	—	214,610	—
Total financial assets	$9,963	$219,590	$—

December 31, 2022
Assets
Cash equivalents:
Money Market Funds	$25,996	$—	$—

Marketable securities:
Corporate debt securities	—	161,543	—
U.S. government securities	—	9,580	—
Total marketable securities	—	171,123	—
Total financial assets	$25,996	$171,123	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Compensation and related benefits	$6,982	$5,682
Research and development	3,447	6,887
Other	819	524
	$11,248	$13,093

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

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2023, no pre-funded warrants had been exercised. Of the voting common stock issued, 2,264,456 shares were purchased by the Company’s underwriters in connection with a 30-day option at a price of $5.75 per share.

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

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”).

Future minimum annual lease payments under the Lease at September 30, 2023 are as follows:

(in thousands)
2023 (remaining)	$482
Total undiscounted lease payments	482
Less imputed interest	(7)
Current lease liability	$475

In August 2022, the Company entered into an amendment (the “Lease Amendment”) to the lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The Chestnut Run Lease has a commencement date of the earlier of (i) the Landlord Work Substantial Completion Date (as such term is defined in the Chestnut Run Lease), or (ii) the date the Company takes possession of the premises for the conduct of the Company’s business (the “Commencement Date”). The Chestnut Run Lease premises includes approximately 81,000 rentable square feet, located at Chestnut Run Plaza in Wilmington, Delaware (the "Premises"). Under the terms of the Chestnut Run Lease, the landlord has provided an allowance towards the cost of completing tenant improvements for the Premises and improvements resulting from both the landlord's build-out and the Company's improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of September 30, 2023, the Company recorded $12.2 million of prepaid rent. Upon the Commencement Date, which is expected to occur in the fourth quarter of 2023, the Company will recognize a right-of-use asset and operating lease liability in accordance with ASC 842, Leases. The Chestnut Run Lease has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2023 (remaining)	$—
2024	1,092
2025	2,746
2026	2,979
2027	3,054
2028	3,130
Thereafter	29,635

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit with Silicon Valley Bank, a division of First Citizens Bank, of $4.0 million, which is included in the balance sheet as restricted cash as of September 30, 2023. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $5.5 million in reimbursements over three years for the development of lab space in addition to increasing jobs in Delaware to meet specific targeted levels through 2023. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash of $3.4 million from the grants for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company has deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities on the balance sheet. The Company will recognize the grant funds in other income as grant income over the useful life of the related assets. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis.

Rent expense was $0.5 million for both the three months ended September 30, 2023 and 2022. Rent expense was $1.6 million for both the nine months ended September 30, 2023 and 2022.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For both the three months ended September 30, 2023 and 2022, the Company made matching contributions of $0.1 million. For the nine months ended September 30, 2023 and 2022, the Company made matching contributions of $0.5 million and $0.4 million, respectively.

Other Research and Development Arrangements

The Company enters into agreements with clinical research organizations ("CROs") to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of September 30, 2023, 4,773,019 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,319	$3,214	$9,544	$8,886
General and administrative	3,396	3,228	10,160	10,413
	$6,715	$6,442	$19,704	$19,299

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2023	9,390,930	$12.08	8.31
Granted	3,091,898	$6.82
Exercised	(17,685)	$1.77
Forfeited	(330,938)	$15.59
Outstanding at September 30, 2023	12,134,205	$10.66	8.01
Exercisable at September 30, 2023	5,583,116	$11.55	7.14

At September 30, 2023, the aggregate intrinsic value of outstanding options and exercisable options was $2.6 million and $2.4 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2023 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.88	3,039,468	6.98	$2.80	2,303,649	$2.38
$4.89 - $7.50	4,053,164	9.25	6.58	242,049	6.02
$7.51 - $13.04	3,204,778	7.54	11.86	1,968,540	12.22
$13.05 - $88.98	1,836,795	7.81	30.55	1,068,878	31.36
	12,134,205			5,583,116

The weighted-average grant date fair value of options granted was $4.97 and $5.72 per option for the nine months ended September 30, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised was $80 thousand for the nine months ended September 30, 2023. The Company recorded stock-based compensation expense of $6.5 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively, related to stock options. The Company recorded stock-based compensation expense of $18.9 million and $18.3 million for the nine months ended September 30, 2023 and 2022, respectively, related to stock options. As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $44.1 million, which the Company expects to recognize over a weighted-average period of 2.19 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended September 30,
	2023	2022
Expected volatility	83.53%	84.91%
Risk-free interest rate	3.81%	2.52%
Expected life (in years)	6.02	6.02
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	201,716	$2.81
Vested	(147,690)	$2.64
Unvested balance at September 30, 2023	54,026	$3.26

The Company recorded stock-based compensation expense of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.4 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, related to RSAs. As of September 30, 2023, the total unrecognized expense related to all RSAs was $0.2 million, which the Company expects to recognize over a weighted-average period of 0.49 years.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2023	165,000	$6.08
Vested	(50,625)	$5.86
Unvested balance at September 30, 2023	114,375	$6.18

The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended September 30, 2023 and 2022, related to RSUs. The Company recorded stock-based compensation expense of $0.2 million for each of the nine months ended September 30, 2023 and 2022, related to RSUs. At September 30, 2023, the total unrecognized expense related to the RSUs was $0.6 million, which the Company expects to recognize over 2.36 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of September 30, 2023, had 1,698,350 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2023, 478,990 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million for each of the three months ended September 30, 2023 and 2022, respectively, related to the ESPP. The Company recognized share-based compensation expense of $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under (i) Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 15, 2023, or our 2022 Annual Report on Form 10-K, and (ii) Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, inflation and interest rate risk, a potential recession, a potential temporary federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “strive,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, fully-integrated drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, and biologics that we rapidly advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our rapid progress in creating a wholly-owned, internally developed pipeline. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other unique programs in various stages of preclinical development.

By focusing on developing therapies using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs spanning methyltransferases, kinases, protein-protein interactions, targeted protein degraders, and precision antibody drug conjugates. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

We have several drug candidates in clinical development and we believe we can generate proof-of-concept clinical data to guide our future regulatory pathways to approval. Our SMARCA2 molecule is a unique, first-in-class protein degrader, targeting specific patient populations. Our CDK9 and MCL1 inhibitors are selective and potent, with potentially superior safety profiles. Our next generation CDK4/6 inhibitor is specifically designed to be a brain and tissue penetrant.

On November 1, 2023, we announced that we will focus our resources on our novel, first-in-class SMARCA2 degrader compounds and our potent, highly selective and potentially best-in-class CDK9 inhibitor. These two proprietary and wholly-owned programs represent our best opportunities for demonstrating clinical proof-of-concept in 2024 and advancing into potential Phase 2/3 registration studies. We also announced a global partnership with AbCellera Biologics Incorporated ("AbCellera") to combine our small molecules expertise with their antibody expertise to develop precision antibody drug conjugates. We have already started work on our first program with a SMARCA payload on an antibody selected from a lead panel of antibodies previously discovered by AbCellera.

In October 2022, we received clearance for PRT3789, a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. Cancer cells with SMARCA4 mutations are dependent on SMARCA2 for their growth and survival and selectively degrading SMARCA2 induces cell death in cancer cells while sparing normal cells. PRT3789 is efficacious and well tolerated in preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care. We believe a selective SMARCA2 degrader has the potential to be of benefit in up to 70,000 cancer patients in the United States and European Union with the SMARCA4 mutation.

Patients with SMARCA4 mutations or deletions may have poor clinical outcomes and limited treatment options. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

A Phase 1 multi-dose escalation clinical trial of PRT3789 is ongoing (NCT05639751) in biomarker-selected SMARCA4 mutated cancers. We intend to evaluate PRT3789 as monotherapy as well as in combination and plan to share initial Phase 1 data in the middle of 2024.

We recently nominated a new chemical entity as a potent, orally bioavailable and highly selective SMARCA2 degrader candidate. This compound is >1000x more selective for SMARCA2 over SMARCA4 and we expect to file an IND in the first half of 2024.

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

PRT2527 has completed a Phase 1 multi-dose escalation study (NCT05159518) in patients with solid tumors. In this trial, PRT2527 was shown to achieve high levels of target inhibition and the potential to be better tolerated than existing CDK9 inhibitors, specifically, manageable neutropenia and an absence of meaningful gastrointestinal events or hepatotoxicity.

Our objective is to establish clinical proof-of concept data in both the monotherapy setting and in combination with zanubrutinib in 2024.

Our MCL1 candidate, PRT1419, is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. The potency and selectivity of PRT1419 is supported by preclinical data demonstrating nanomolar inhibition of MCL1 and no inhibition of related enzymes at 200 times higher concentration of our product candidate. We concluded a Phase 1 development of PRT1419 and established a confirmation dose in hematological cancers. Based on the potential to address the intended patient population with the CDK9 inhibitor which potently inhibits MCL-1, we made a decision to prioritize our CDK9 inhibitor, PRT2527, over PRT1419.

In July 2022, we received IND clearance for PRT3645, a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 is underway and we intend to reach a biologically active dose confirmation. At the recent AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. We intend to complete the dose escalation portion of the Phase 1 clinical trial of PRT3645 this year and following its completion to explore continued clinical development with external partners.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $88.8 million and $86.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $423.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2023, we had $230.5 million in cash, cash equivalents, and marketable securities.

Components of Results of Operations

Revenue

To-date, we have not recognized any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations.

	Three months ended September 30,		Change
(in thousands)	2023	2022
Operating expenses:
Research and development	$26,261	$22,889	$3,372
General and administrative	7,124	7,517	(393)
Total operating expenses	33,385	30,406	2,979
Loss from operations	(33,385)	(30,406)	(2,979)
Other income, net	2,777	448	2,329
Net loss	$(30,608)	$(29,958)	$(650)

Research and Development Expenses

Research and development expenses increased from $22.9 million for the three months ended September 30, 2022 to $26.3 million for the three months ended September 30, 2023. Research and development expenses increased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Three months ended September 30,
(in thousands)	2023	2022
PRT3789	$2,684	$—
PRT2527	2,181	611
PRT1419 (Oral and IV)	1,409	1,396
PRT3645	1,492	—
PRMT5 (PRT543 and PRT811)	(223)	3,732
Discovery programs	5,481	6,227
Internal costs, including personnel related	13,237	10,923
	$26,261	$22,889

General and Administrative Expenses

General and administrative expenses decreased from $7.5 million for the three months ended September 30, 2022 to $7.1 million for three months ended September 30, 2023. General and administrative expenses decreased primarily due to our continued careful management of general and administrative expenses.

Other Income, net

Other income, net increased from $0.4 million for the three months ended September 30, 2022, to $2.8 million for the three months ended September 30, 2023 primarily due to interest earned on the investment of our cash balance.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations.

	Nine months ended September 30,		Change
(in thousands)	2023	2022
Operating expenses:
Research and development	$73,061	$67,020	$6,041
General and administrative	21,837	23,135	(1,298)
Total operating expenses	94,898	90,155	4,743
Loss from operations	(94,898)	(90,155)	(4,743)
Other income, net	6,141	3,358	2,783
Net loss	$(88,757)	$(86,797)	$(1,960)

Research and Development Expenses

Research and development expenses increased from $67.0 million for the nine months ended September 30, 2022 to $73.1 million for the nine months ended September 30, 2023. Research and development expenses increased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2023	2022
PRT3789	$6,151	$—
PRT2527	4,983	2,312
PRT1419 (Oral and IV)	5,570	5,872
PRT3645	3,938	—
PRMT5 (PRT543 and PRT811)	(165)	9,787
Discovery programs	14,124	17,068
Internal costs, including personnel related	38,460	31,981
	$73,061	$67,020

General and Administrative Expenses

General and administrative expenses decreased from $23.1 million for the nine months ended September 30, 2022 to $21.8 million for the nine months ended September 30, 2023. General and administrative expenses decreased primarily due to our continued careful management of general and administrative expenses.

Other Income, net

Other income, net increased from $3.4 million for the nine months ended September 30, 2022, to $6.1 million for the nine months ended September 30, 2023 primarily due to interest earned on the investment of our cash balance.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants. As of September 30, 2023, we had $230.5 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $423.3 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(83,485)	$(60,802)
Net cash (used in) provided by investing activities	(42,382)	80,336
Net cash provided by financing activities	111,158	660
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,709)	$20,194

Operating Activities

During the nine months ended September 30, 2023, we used $83.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $88.8 million and a $14.2 million net increase in our operating assets and liabilities, offset by noncash charges of $19.5 million, which primarily consisted of $19.7 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities of $42.4 million consisted primarily of $162.2 million in purchases of marketable securities, partially offset by $122.3 million in proceeds from maturities of marketable securities. During the nine months ended September 30, 2022, net cash provided by investing activities of $80.3 million consisted primarily of $168.9 million in proceeds from maturities of marketable securities partially offset by $86.0 million used for purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $111.2 million, which was primarily the result of $110.8 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs. For the nine months ended September 30, 2022 net cash provided by financing activities was $0.7 million from the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan.

Critical Accounting Policies

During the three months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K. The following risk factors supplement and, to the extent inconsistent, supersede the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before deciding whether to purchase share of our common stock. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or government shutdowns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business.

Unstable market, economic and political conditions may have serious adverse consequences on our business, financial condition, results of operations and prospects.

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing war in Ukraine and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the war in Israel are still unknown. To the extent the wars in Ukraine or Israel may adversely affect our business, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Prelude Therapeutics Incorporated

Date: November 1, 2023	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: November 1, 2023	By:	/s/ Laurent Chardonnet
Laurent Chardonnet
Chief Financial Officer
(Principal Financial and Accounting Officer)