Form 10-K
period 2023-12-31
Prelude Therapeutics Inc
filed 2024-02-15
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39527

PRELUDE THERAPEUTICS INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	81-1384762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 Innovation Boulevard Wilmington, Delaware	19805
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 467-1280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRLD	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $77.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Stock Market LLC reported for such date. This excludes an aggregate of 37,666,916 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 9, 2024 was 54,920,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2023 fiscal year pursuant to Regulation 14A and is incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are predictions based on the Company’s current expectations and projections about future events and various assumptions. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Item 1. Business.

Overview

Prelude Therapeutics Incorporated ("Prelude") is a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, fully-integrated drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our steady progress in creating a wholly owned, internally developed pipeline. We also began work with our partner AbCellera Biologics, Inc. ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs including kinases, targeted protein degraders, and precision antibody drug conjugates. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

The following table summarizes our product candidate pipeline:

We have several drug candidates in clinical development and our objective is to generate proof-of-concept clinical data to guide our future regulatory pathways to approval. Our SMARCA2 molecule is a unique, first-in-class protein degrader, targeting specific patient populations. Our CDK9 inhibitor is selective and potent, with a potentially superior safety profile over first-generation CDK9 inhibitors. Our next generation CDK4/6 inhibitor is specifically designed to be brain and tissue penetrant.

Our novel, first-in-class SMARCA2 degrader compounds and our potent, highly selective and potentially best-in-class CDK9 inhibitor represent our best opportunities for demonstrating clinical proof-of-concept in 2024 and advancing into potential Phase 2/3 registration studies. In 2023 we also announced a global partnership with AbCellera that will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. We also intend to explore continued clinical development with external partners for our CDK4/6.

PRT3789 is a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4, controls gene regulation through chromatin remodeling. Cancer cells with SMARCA4 mutations are dependent on SMARCA2 for their growth and survival and selectively degrading SMARCA2 induces cell death in cancer cells while sparing normal cells in preclinical models. PRT3789 has been shown to be efficacious and well tolerated in multiple preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care therapies. We believe a selective SMARCA2 degrader has the potential to be of benefit in up to 10% of Non-Small Cell Lung cancer, or NSCLC, patients in the United States including many other tumor types with the SMARCA4 mutation.

Patients with SMARCA4 mutations or deletions have poor clinical outcomes and limited treatment options. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in biomarker selected SMARCA4 mutant patients. To date, PRT3789 has completed the fifth dose escalation cohort and demonstrated selective, potent and dose dependent degradation of SMARCA2 with an acceptable safety profile. Based on PK/PD and safety data to date, the Company expects to conclude monotherapy dose escalation in the middle of 2024 and identify recommended phase 2 doses. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations has been initiated. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate efficacy, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial. We expect to present initial data in the second half of 2024 from patients currently enrolled in the Phase 1 trial.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. The lead oral molecule, PRT7732, is currently in investigational new drug (IND) enabling studies and on track to enter Phase 1 clinical development in the second half of 2024. PRT7732 is structurally distinct from PRT3789 and in addition, may provide clinically meaningful differences, more patient-friendly dosing and may have utility in earlier lines of therapy.

As one of our first precision ADC programs, Prelude and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers beyond those targeted by our SMARCA2 selective degraders, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, Prelude and AbCellera will jointly discover, develop, and commercialize products emerging from the collaboration. AbCellera will lead manufacturing activities and Prelude will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

Our CDK9 candidate, PRT2527, is designed to be a potent and selective CDK9 inhibitor. We believe PRT2527 has the potential to avoid off-target toxicities, achieve substantial clinical activity and to become the best-in-class CDK9 inhibitor for hematologic malignancies.

In preclinical studies, PRT2527 was shown to reduce MCL1 and MYC protein levels and was highly active in preclinical models at well-tolerated doses. Our preclinical studies suggest that PRT2527 demonstrates high kinase selectivity and potency, providing opportunity for a wider therapeutic index compared to less selective CDK9 inhibitors, allowing for rapid development in combinations.

Preclinical data demonstrated that treatment with PRT2527 depleted oncogenic drivers with short half-lives, such as MYC and MCL1, and effectively induced apoptosis. PRT2527 treatment demonstrated robust efficacy in both hematological malignancies and solid tumor models with MYC dysregulation. Dose dependent increases in exposure and target engagement were observed as evidenced by MYC and MCL1 depletion to levels associated with tumor regression in preclinical models. PRT2527 has completed a Phase 1 multi-dose escalation study (NCT05159518) in patients with solid tumors. In this study, PRT2527 was shown to achieve high levels of target inhibition and the potential to be better tolerated than existing CDK9 inhibitors, specifically, managing neutropenia and an absence of meaningful gastrointestinal events or hepatotoxicity.

The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing in monotherapy hematological indications, such as B-cell malignancies and acute myeloid leukemia (AML), and it has initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in the middle of 2024. A second cohort of patients with AML is expected to initiate in the first half of 2024 in monotherapy.

Our MCL1 candidate, PRT1419, was designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. We concluded Phase 1 development of PRT1419 and established a confirmation dose in hematological malignancies. Based on the potential to address the intended patient population with the CDK9 inhibitor which potently inhibits MCL-1, we decided to prioritize our CDK9 inhibitor, PRT2527, and to discontinue development of PRT1419.

PRT3645 is a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 is underway with the objective of establishing a biologically active dose confirmation. At the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. We intend to complete the dose escalation portion of the Phase 1 clinical trial of PRT3645 this year and following its completion, to explore continued clinical development with external partners.

Prelude Discovery and Development Approach

We carefully evaluate and select our targets based on three key pillars, which provide a framework for optimizing our drug discovery and development efforts.

•
Identify target mechanisms with a compelling biological rationale
o
Current target mechanisms of focus include transcriptional regulation, deoxyribonucleic acid, or DNA, repair pathway, cell cycle regulation, exploitation of synthetic lethality and brain penetrant molecules.
•
Leverage our advanced medicinal chemistry capabilities to create better product candidates
o
We view all target classes equally and strive to invent clinical candidates that meet our desired target product profiles. Clinical candidates from all programs to-date have been internally designed and developed.
•
Pursue targets that drive cancers with high unmet need
o
Focus on targets that allow us to select patients and cancers with high unmet need with no approved therapies, or patient populations that are underserved by approved treatments.

Once we have identified optimal targets using the three pillars above, we engage our unique discovery engine to invent and develop molecules rapidly and efficiently. We believe our expertise, capabilities and experience to select high value biological targets and invent molecules with an optimized balance of biological and chemical properties differentiates us from others in the precision oncology space. We believe our unique discovery engine will enable us to file a new IND every 12 to 18 months.

We design our clinical trials to leverage the broad utility of our compounds with a focus on efficient regulatory pathways to enable our potentially transformative medicines to potentially quickly reach patients with high unmet medical need. By focusing on validated cancer signaling pathways and early clinical proof-of-concept, we seek to advance our programs through expedited approval processes, as available. We believe that we can generate proof-of-concept clinical data to guide our future regulatory pathways to approval.

Our Strategy

We aim to create better targeted and more effective cancer therapies. Our goal is to transform the lives of patients with cancer by leveraging the core competencies of our experienced team in medicinal chemistry, cancer biology and clinical development to bring novel drugs to market. We intend to become a fully integrated oncology company on the foundation of drug discovery excellence to deliver novel precision oncology medicines to patients with underserved cancers by pursuing the following objectives:

•
Leverage our cancer biology and medicinal chemistry expertise to strive to deliver one new IND every 12 to 18 months.
•
Discover and develop differentiated small molecules NCEs in validated targets and first-in-class targets that address unmet needs of oncology patients.
•
Rapidly progress our product candidates through clinical development in patients with solid tumors and hematological malignancies.
•
Focus clinical development on underserved cancers and design clinical trials that allow for efficient decision-making with the highest probability of success and potential for rapid regulatory approval.
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

Historically, cancer has been treated with surgery, radiation and drug therapy, with patients often receiving a combination of these treatment modalities. While surgery and radiation can be effective in patients with localized disease, drug therapies are often required when the cancer has spread beyond the primary site or is not amenable to resection.

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

We used structure-based drug design to identify a novel series of potent and SMARCA2 binders and linked these binding elements to an E3 ligase binding domain to identify SMARCA2 degraders. Extensive structure activity relationships generated by the iterative synthesis and testing of >1000 compounds as of the date of this Annual Report on Form 10-K has allowed for the identification of specific structural motifs that provide >1000-fold selectivity for SMARCA2 degradation over SMARCA4 while maintaining potent SMARCA2 degradation, with DC50 < 10 nM. DC50 is a quantitative measure of how much of a compound is needed to achieve degradation of the target protein (SMARCA2) by 50%. We have designed our SMARCA2 degraders to be potent and selective to specifically inhibit SMARCA4-deficient human NSCLC cell lines and primary patient derived samples in vitro and in vivo at well tolerated doses. We completed IND-enabling studies and received IND clearance in October 2022 for PRT3789, a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. PRT3789 is efficacious and well tolerated in preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care. Patients with SMARCA4 mutations or deletions may have poor clinical outcomes and limited treatment options. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in biomarker selected SMARCA4 mutant patients. To date PRT3789 has completed the fifth dose escalation cohort and demonstrated selective, potent and dose dependent degradation of SMARCA2 with an acceptable safety profile. Based on PK/PD and safety data to date, the Company expects to conclude monotherapy dose escalation in the middle of 2024 and identify recommended phase 2 doses. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations has been initiated. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate efficacy, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. The lead oral molecule, PRT7732, is currently in IND enabling studies and on track to enter Phase 1 clinical development in the second half of 2024. PRT7732 is structurally distinct from PRT3789 and in addition, may provide clinically meaningful differences, more patient-friendly dosing and may have utility in earlier lines of therapy.

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

In February 2023, we signed an agreement with BeiGene for them to supply zanubrutinib, a BTK inhibitor, for further study in combination with PRT2527. PRT2527 has completed a Phase 1 multi-dose escalation study (NCT05159518) in patients with solid tumors. In this study, PRT2527 was shown to achieve high levels of target inhibition and the potential to be better tolerated than existing CDK9 inhibitors, specifically, managing neutropenia and an absence of meaningful gastrointestinal events or hepatotoxicity. The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing in monotherapy hematological indications, such as B-cell malignancies and AML, and has initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in the middle of 2024. A second cohort of patients with AML is expected to initiate in the first half of 2024.

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

Our CDK4/6 Inhibitor: PRT3645

Structure based design, iterative compound synthesis and testing led to the identification of PRT3645, a highly brain and tissue penetrant molecule that potently targets CDK4/6 with biased selectivity for CDK4. In cellular assays, PRT3645 inhibits phosphorylation of RB, a substrate of CDK4/CDK6, with low nanomolar activity. Consistent with this, PRT3645 treatment results in concentration-dependent inhibition of cell proliferation in glioblastoma (GBM) cell lines, ER+/HER2- and HER2+ breast cancer lines and NSCLC cell lines. In vivo, orally administered PRT3645 was well tolerated and highly efficacious in a dose-dependent manner in orthotopic human breast cancer brain metastasis and GBM models. In addition, combined activity was observed when PRT3645 was dosed with inhibitors of the RAS pathway in NSCLC or CRC models or in combination with HER2 pathway inhibitors in HER2+ breast cancer models, suggesting a combination potential in other tumor types with unmet need. In a head-to-head comparison, PRT3645 demonstrated a tissue: plasma ratio that was >10x higher than approved CDK4/6 inhibitors. In July 2022, we received IND clearance for PRT3645. A Phase 1 multi-dose escalation clinical trial of PRT3645 is underway and we intend to reach a biologically active dose confirmation. At the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. We intend to complete the dose escalation portion of the Phase 1 clinical trial of PRT3645 this year and following its completion to explore continued clinical development with external partners.

MCL1 Inhibitor: PRT1419

PRT1419 is designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. PRT1419 has been optimized to provide maximal coverage of the target while maintaining an adequate tolerability window. Based on our preclinical data, as well as published third-party data, we believe that hematological malignancies are particularly sensitive to MCL1 inhibitors. MCL1 upregulation has been noted as a mechanism of acquired resistance to venetoclax and Tyrosine Kinase Inhibitors, or TKIs. We concluded a Phase 1 development of PRT1419 and established a confirmation dose in hematological cancers. Based on the potential to address the intended patient population with the CDK9 inhibitor which potently inhibits MCL-1, we decided to prioritize our CDK9 inhibitor, PRT2527, over PRT1419.

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

As more fully described below, our patent portfolio includes, inter alia, patent families with claims directed to compositions of matter for, and methods of using, compounds that degrade SMARCA2 and PRT2527, PRT3645, and other compounds. The patent portfolio currently comprises of 309 patents and patent applications:

(A)(i) 12 issued U.S. patents, (ii) 29 U.S. non-provisional patent applications, and (iii) 40 U.S. provisional patent applications; and

(B)(iv) 15 PCT patent applications, (v) 60 issued foreign patents including patents in European jurisdictions, and (vi) 153 foreign patent applications.

As of the present filing, a total of twelve U.S. patents have been issued, which are wholly owned by us. Specifically, one U.S. patent directed to PRT1419 has issued and is expected to expire no earlier than November 8, 2039, one U.S. patent directed to PRT2527 has issued and is expected to expire no earlier than September 2040, one U.S. patent directed to PRT3645 has issued and is expected to expire no earlier than September 2041, and one patent has issued for compounds that degrade SMARCA2, which is expected to expire no earlier than June 2041.

In addition to our filings in the U.S., we own patent applications that are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Included in these applications are claims directed to the PRT1419, PRT2527, and SMARCA compositions and methods of using the same therapeutically. For the PRT1419 compound, the patents from these applications, if issued, are expected to expire no earlier than November 2039, subject to any disclaimers or extensions. For the PRT2527 compound, the patents from these applications, if issued, are expected to expire no earlier than September 2040, subject to any disclaimers or extensions. For the SMARCA compounds, the one issued patent and patents from other applications, if issued, are expected to expire no earlier than June 2041, subject to any disclaimers or extensions. For the PRT3645 compound, the patents from these applications, if issued, are expected to expire in September 2041, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

The patent portfolios for our programs are summarized below.

PRT3789 and Other SMARCA2 Degraders

Our PRT3789 and Other SMARCA2 Degraders patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, SMARCA degraders and other compounds, pharmaceutical compositions comprising SMARCA degraders, and methods of using such compounds. The portfolio further includes seven pending U.S. non-provisional applications, which claim, among other things, genera of compounds that encompass SMARCA2 and/or related degraders, pharmaceutical compositions comprising those degraders, and methods of treating cancer with those degraders.

A related PCT application corresponding to the issued U.S. patent was filed and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. A related PCT application corresponding to the U.S. non-provisional application was also filed on the same day as well as corresponding national phase applications in Australia, Brazil, Canada, China, Eurasia, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. One PCT application pertaining to combination therapy including the SMARCA2 degraders was also filed.

The SMARCA2 Degraders patent portfolio also includes twelve pending U.S. provisional applications that, among other things, encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to this provisional application could expire as early as 2044, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

PRT3645 and Other CDK Inhibitors

Our PRT3645 patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, PRT3645 and other compounds, pharmaceutical compositions comprising PRT3645, and methods of using such compounds. The portfolio further includes one pending U.S. non-provisional patent application, which claims among other things, PRT3645 related compounds, pharmaceutical compositions comprising PRT3645 related compounds, and methods of using such compounds.

A related PCT application corresponding to the issued U.S. patent, supra, was filed in 2021, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. A PCT application that claims among other things, PRT3645 polymorphic compounds and methods of using such compounds, was filed in 2022.

The PRT3645 patent portfolio also includes five pending U.S. provisional applications that relate to among other things, methods of inhibiting CDK using PRT3645 related compounds and methods of treating certain cancers. Any patents granted that claim priority to these provisional applications could expire as early as 2044, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

Our Other CDK Inhibitors portfolio is wholly owned by us. The portfolio includes six pending U.S. non-provisional patent applications, which claims among other things, CDK inhibitor compounds, pharmaceutical compositions comprising CDK related compounds, and methods of using such compounds.

A related PCT application corresponding to the U.S. non-provisional was filed on December 17, 2021, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Four other related PCT applications were filed in 2023.

The CDK Inhibitors patent portfolio also includes one pending U.S. provisional application that relate to among other things, methods of inhibiting CDK using compounds and methods of treating certain cancers. Any patents granted that claim priority to this provisional application could expire as early as 2044, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

PRT2527

Our PRT2527 patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, PRT2527 and other compounds, pharmaceutical compositions comprising PRT2527, and methods of using such compounds. The portfolio further includes three pending U.S. non-provisional applications: (i) a U.S. continuation application, which claims among other things, PRT2527 related compounds, pharmaceutical compositions comprising PRT2527 related compounds, and methods of using such compounds, which was effectively filed in 2020; (ii) a U.S. application, which claims among other things, PRT2527 related compounds, pharmaceutical compositions comprising

PRT2527 related compounds, and methods of using such compounds, which was filed in 2023; and (iii) a U.S. application, directed to additional uses of PRT2527 and related compounds, which was filed in 2022.

A related PCT application corresponding to the issued U.S. patent was filed in 2020, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. A related PCT application corresponding to the U.S. non-provisional application in (iii), supra, was filed in 2022. Another PCT application that claims among other things, PRT2527 crystalline forms and salts and methods of using such compounds, was filed in 2022.

The PRT2527 patent portfolio also includes six pending U.S. provisional applications that relate to among other things, methods of inhibiting CDK9 using PRT2527 related compounds and methods of treating certain cancers. Any patents granted that claim priority to these provisional applications could expire as early as 2044, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

Other

In addition, we have patent portfolios that are directed to a number of different compounds other than PRT1419, PRT2527, PRT3645, SMARCA2 Degraders, and CDK inhibitors. We have patent applications directed to compounds that target resistance mechanisms in cancer. We expect to maintain some of these applications in the United States and to also file in foreign countries.

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

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If we are successful in obtaining the necessary regulatory approval, we may pursue commercialization on our own or seek to collaborate with a third party for commercialization, particularly outside the United States.

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

For our CDK9 program, PRT2527, AstraZeneca (AZD4573), Vincerx (VIP512), and Kronos (KB-0742) have CDK9 programs in Phase 1 clinical trials. For our CDK4/6 inhibitor program, PRT3645, Novartis (ribociclib), Lilly (abemaciclib), Pfizer (53albociclib), G1 Therapeutics (G1T38), and Fochon Pharmaceuticals (FCN-437) have clinical trials ongoing. For our SMARCA 2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, F. Hoffman-La Roche, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts.

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, import detention, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We may also be debarred or excluded from participation in government healthcare programs. Regulatory requirements governing our business are evolving. FDA also continually issues guidance documents that provide FDA’s interpretation of its laws and regulations, as well as FDA’s approach to scientific issues and questions.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an IND which must become effective before clinical testing in the U.S. may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, a proposed clinical trial protocol, and any available clinical data or literature on the product candidate. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has not placed the study on clinical hold within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted for approval to an institutional review board, or IRB, and ethics committee for approval. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap, be divided, or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, mechanism of action, absorption, metabolism distribution, excretion, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. In some instances, FDA may condition approval of an NDA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval, to answer unresolved questions, or to ensure that population representative data is collected. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.

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

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the product candidate and finalize a manufacturing process for the product candidate in commercial quantities in accordance with current Good Manufacturing Practice, or cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Further, appropriate packaging must be selected and tested and adequate stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business, provided that certain very specific qualifying criteria are met. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to annual program fees. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, FDA begins an in-depth review of the NDA. FDA has agreed to certain performance goals in the review of NDAs. FDA has set a performance goal for reviewing standard applications as within ten months of acceptance of an NDA for filing; and for priority review drugs, within six months of acceptance of an NDA for filing. Drugs may qualify for priority review if they would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition when compared to standard applications. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

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

Before approving an NDA, FDA will conduct a pre-approval inspection or remote regulatory assessment of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA will not approve the product unless cGMP compliance is satisfactory. The FDA also typically inspects or conduct a remote regulatory assessment of one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter, or CRL, generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. FDA has committed to reviewing 90% of resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

There is no guarantee that FDA will approve an NDA. Moreover, even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA supplement or, in some instances, a new NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial, provided that certain criteria are met and certifications are provided. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Expedited Development and Review Programs

Fast Track Designation

Fast track designation may be granted for a product that is intended to treat a serious or life-threatening disease or condition for which preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. The sponsor of an investigational drug product may request that FDA designate the product candidate for a specific indication as a fast-track drug concurrent with, or after, the submission of the IND for the product candidate. FDA must determine if the product candidate qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may potentially initiate review of sections of a fast track product’s NDA before the application is complete, referred to as “rolling review.” The sponsor must provide, and the FDA must approve, a schedule for the submission of the application and the sponsor must pay applicable user fees. At the time of NDA filing, the FDA will determine whether to grant priority review designation. FDA will grant such designation if the proposed drug would be a significant improvement in the safety or effectiveness of the treatment, prevention, or diagnosis of a serious condition. Additionally, fast track designation may be withdrawn if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Accelerated Approval

Accelerated approval may be granted for a product that is intended to treat a serious or life-threatening condition and that generally provides a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of applications for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for a Breakthrough Therapy Designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including but not limited to holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, granting priority review status or Fast Track Designation, reviewing applications on a rolling basis, and taking other steps to design the clinical studies in an efficient manner.

Orphan Drugs

Under the Orphan Drug Act, FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity.

Orphan drug designation must be requested before submitting an NDA. After FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

FDA’s regulations provide flexibility in meeting approval standards for new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists, such that FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs. Per guidance issued by FDA in 2023 with respect to rare diseases, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease….”

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

It bears noting that the exact scope of orphan drug exclusivity may be an evolving space. A 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra, challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug, Firdapse. Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition for which orphan drug designation was granted, not just the disease or condition for which approval was received. In a January 2023 Federal Register notice, however, the FDA stated that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. The exact scope of orphan drug exclusivity will likely be an evolving area.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. However, compliance may be required if approval is sought for other indications for which the product has not received orphan designation.

Separately, product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Orphan products are not exempt from this requirement.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in a manner consistent with the approved labeling. Promotion and advertising must also be truthful and non-misleading, must be adequately substantiated, and with a fair balance between product benefit claims and risks, among other requirements. In 2023, FDA issued a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies and list the drugs produced. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES Act to include the volume of drugs produced during the prior year. Registration with FDA subjects entities to periodic unannounced inspections or remote regulatory assessments by FDA, during which the Agency inspects or assesses manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Sponsors are further subject to various requirements related to FDA drug shortage and manufacturing volume reporting, supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy. Legislation and executive actions have also been issued to encourage domestic manufacturing, as well as to decrease drug prices. For instance, FDA recently approved a plan that was submitted by Florida to import drugs from Canada.

Quality control and manufacturing procedures must continue to conform to cGMP after approval, including quality control and quality assurance and maintenance of records and documentation. Changes to the product manufacturing process often require prior FDA approval or notification before being implemented. FDA regulations also require the investigation and correction of any identified deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers.

The Hatch-Waxman Amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug

Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FD&C Act. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate.

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

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) within certain specified timeframes (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

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

Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which FDA cannot approve an ANDA for a generic drug that includes the change. To qualify for three-year exclusivity, there must be new clinical investigations, other than bioavailability studies, supporting the application, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the ANDA package insert.

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

The total patent term after the extension may not exceed 14 years, and only one patent can be extended per product. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

FDA Regulation of Companion Diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the drug product. FDA has generally required manufacturers of in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to submit a pre-market approval application, or PMA, for that diagnostic device simultaneously with the submission of the drug approval application by the drug manufacturer (which may be the same company as the device manufacturer or a different company). The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug manufacturer and device manufacturer, if different companies.

The PMA process, including the gathering of extensive clinical and preclinical data and device manufacturing information, as well as the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with test data and other information to demonstrate reasonable assurance of the device’s safety and effectiveness for its intended use, along with information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually.

In addition, PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes good manufacturing practice requirements for medical devices, including requirements for established processes, controls, recordkeeping, reporting, documentation and other quality assurance activities.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or submission of specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register each of their establishment(s) engaged in manufacturing or initial importation activities, including payment of an annual establishment registration fee, and list the device(s) at each such establishment with the FDA. A medical device manufacturer’s design and manufacturing processes and those of its contract manufacturers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Device manufacturers also have post-market reporting requirements for certain types of adverse events and device malfunctions, as well as for device correction and removal activities (including recalls). Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors - once implemented - are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny and enforcement action if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute is a basis for liability under the federal civil False Claims Act. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between the biopharmaceutical industry and federal healthcare program beneficiaries.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid, or avoiding, decreasing or concealing an obligation to pay money to the federal government. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial global civil and criminal settlements of as much as $3.0 billion regarding certain sales and promotional practices.

The civil False Claims Act has been used to assert liability on the basis of claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates and rebates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

In addition, we may be subject to healthcare data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic And Clinical Health Act, (“HITECH Act”), and their respective implementing regulations, impose certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. The HIPAA privacy regulations impose certain requirements with respect to the disclosure of protected health information for research purposes, such as clinical trials. Among other things, the HITECH Act and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as persons or organizations, other than members of a covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal sanctions that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the California Consumer Privacy Act (“CCPA”) and Washington’s My Health My Data Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. Since the CCPA was signed into law in 2018, several other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that requires certain manufacturers of prescription drugs, medical devices and medical products to collect and annually report information on certain payments or transfers of value to U.S.-licensed physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit timely, accurate and complete required information may result in civil monetary penalties. Beginning calendar year 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse- midwives for reporting in 2022. The reported information is made publicly available on a searchable website.

We may also be subject to analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products to report gifts and payments to individual healthcare practitioners to prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals, and/or to comply with certain compliance requirements.

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

Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant sanctions, including civil and administrative penalties and damages, criminal fines and confinement, disgorgement, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in federal health care programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, integrity oversight and reporting obligations, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and enforcement actions for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and price increases, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

The Trump and Biden administrations both issued executive orders intended to favor and encourage domestic manufacturing. And on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation, that are both sold into the Medicare program and throughout the United States.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. CMS also published an interim final rule that establishes an MFN Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of ASP and establishes a fixed add-on payment in place of the current 6% (4.3% after sequestration) of average sales price, or ASP.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints or caps, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States, although private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue, which will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As of December 31, 2023, we had 128 full-time employees. Of our employees, 49% have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2016. Our principal executive offices are located in Wilmington, DE. Our website address is www.preludetx.com. Website references in this Annual Report on Form 10-K are inactive, textual references only, and the information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, electronically with the U.S. Securities and Exchange Commission, or the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available free of charge electronic versions of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our website, preludetx.com, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We have incurred significant operating losses since our inception. We expect to incur continued losses for the foreseeable future and may never be profitable.
•
We have never generated any revenue and our inability to execute on our business plan may cause you the total or partial loss of your investment.
•
As we do not generate any revenue, we are dependent on working capital to fund our business plan, and we will require substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research or drug development programs, any future commercialization efforts or other operations.
•
We are highly dependent on the success of our product candidates which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of our product candidates.
•
If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•
Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.
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
•
The market price of our common stock has been and is likely to be highly volatile, which could result in substantial losses for purchasers of our common stock.
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

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since our inception. We expect to incur continued losses for the foreseeable future and may never be profitable.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. For the year ended December 31, 2023, we reported a net loss of $121.8 million. As of December 31, 2023, we had an accumulated deficit of $456.4 million. We have not yet commercialized any product, and we do not expect to generate revenue from sales of any products for several years, if at all. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of December 31, 2023, our cash, cash equivalents, and marketable securities were $232.9 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidates and the development and subsequent INDs of other future product candidates we may choose to pursue. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have never generated any revenue and our inability to execute on our business plan may cause you the total or partial loss of your investment

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
complete successful Phase 1 clinical trials for our product candidates;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for our product candidates;
•
initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing approval for our product candidates;
•
establish licenses, collaborations, or strategic partnerships that may increase the value of our programs;
•
successfully manufacture or contract with others to manufacture our product candidates;
•
commercialize our product candidates, if approved, by building a sales force or entering into collaborations with third parties;
•
submit INDs for a kinase inhibitor that is made effective by the FDA;
•
obtain, maintain, protect and defend our intellectual property portfolio; and
•
achieve market acceptance of our successful product candidates with the medical community and with third-party payors.

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

As we do not generate any revenue, we are dependent on working capital to fund our business plan, and we will require substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research or drug development programs, any future commercialization efforts or other operations.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical development, and seek to design additional product candidates from our discovery programs. We expect increased expenses as we continue our research and development, expand our operations and complete construction on our new facility, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the revenue, if any, received from commercial sales of our product candidates that receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
•
to the extent we pursue strategic collaborations, including collaborations to commercialize our product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to continue to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflicts in Ukraine and Israel, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates which are in early clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidates are each currently in a Phase 1 clinical trial. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that our product candidates in development will achieve success in their clinical trials or obtain regulatory approval. Regulators may also request additional studies, data, and information, that we may need to develop and which were not originally planned. Any delays in obtaining regulatory approval, or if we never obtain regulatory approval, could have a material adverse effect on our business, financial condition and results of operations.

The success of our product candidates will depend on several factors, including the following:

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
•
protecting and enforcing our rights in our intellectual property portfolio; and
•
maintaining a continued acceptable safety profile of the products following approval and compliance with any post-approval requirements and commitments, including REMS and post-approval studies required by FDA.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trials vary adversely from our expectations.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of our product candidates.

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

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

•
regulators, IRBs, or ethics committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA may disagree as to the design or implementation of our clinical trials or with our proposed dose for any of our pipeline programs. For instance, in the oncology space, FDA has recently focused not only on maximum tolerated dose but also on dose optimization, with the issuance of a guidance on this topic. FDA has also expressed a preference for randomized controlled clinical trials to support accelerated approval, rather than single arm trials with response endpoint;
•
delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations, or CROs, and prospective trial sites;
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
•
potential failures by our third-party contractors to meet their contractual obligations to us in a timely manner, or at all, or failure to comply with regulatory requirements;
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
•
changes to clinical trial protocol;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials for our product candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
•
the impact recent COVID-19 pandemic, or another widespread outbreak of any other communicable disease, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, or reduce the number of patients that remain in our trials.

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
•
disruptions caused by and the willingness of patients to enroll in a clinical trial during outbreaks of contagious disease;
•
whether we are subject to a partial or full clinical hold on any of our clinical trials;
•
reluctance of physicians to encourage patient participation in clinical trials;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents; and
•
proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our ongoing clinical trials, a material percentage of patients in these clinical trials may die during a trial, which could impact the development of product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Adverse events observed in clinical trials could prevent approval of the product or, if approved, hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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
•
we may be required to implement a REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material, or otherwise appropriate, information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize any product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

A key element of our strategy is to identify molecular targets and intervention points leading to treatment failure and then apply our expertise of cancer biology and medicinal chemistry, as well as our in-depth understanding of the current landscape of oncology treatments, to design solutions that can be precisely tailored in a target class agnostic fashion. The therapeutic design and development activities that we are conducting may not be successful in developing product candidates that are safe and effective in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for any product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of any product candidate may not be predictive of the results of our later-stage clinical trials.

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
•
determines, in the case of an NDA seeking accelerated approval, that the NDA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;
•
determines that the objective response rate, or ORR, and duration of response are not clinically meaningful;
•
may require that we do additional work to determine the optimal dose;
•
may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval and may impose requirements for additional preclinical studies or clinical trials;
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

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties.

If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult, or impossible, to obtain. Also, the existing treatment landscape may change, which may necessitate that we conduct additional studies or collect additional data to obtain accelerated approval. Moreover, the FDA may withdraw approval of our product candidate approved under the accelerated approval pathway if, for example:

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the OCE has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. We may see further legislative or regulatory changes to this program in the future.

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

We may apply for an orphan drug designation in the United States or other geographies for our product candidates, where such designation is available, in the future. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation for our product candidates in specific indications, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated indication, due to the uncertainties associated with developing pharmaceutical products, in which case we may be blocked by other’s periods of regulatory exclusivity or may need to demonstrate clinical superiority, which we may not be able to do. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy Designation by the FDA for any of our current or future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy Designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Development of a companion diagnostic could include additional meetings with regulatory authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption application. In the case of a companion diagnostic that is designated as a “significant risk device,” approval of an investigational device exemption by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate.

To be successful in developing, validating, obtaining approval of and commercializing a companion diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion diagnostic tests for our therapeutic product candidates that require such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these companion diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials, and may prevent us from initiating a pivotal trial. In addition, the commercial success and approval of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. Any failure to do so could materially harm our business, results of operations and financial condition.

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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling, among other requirements. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our CMOs could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements either before or after approval, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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
debarment or exclusion;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

Our current and future relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy, and other healthcare laws and regulations, which could expose us to significant sanctions, including criminal, civil, and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

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
•
the federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individual whistleblowers in “qui tam” actions brought on behalf of the government, and criminal false claims laws and the civil monetary penalties law, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
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
•
the federal transparency reporting requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value provided to teaching hospitals and to U.S.-licensed physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives. Applicable manufacturers also most report ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines or the Compliance Program Guidelines for Pharmaceutical Manufacturers published by the U.S. Department of Health & Human Services, Office of Inspector General, implement gift bans, and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. Some state and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant sanctions, including civil and administrative penalties and damages, criminal fines and confinement, disgorgement, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid and other federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil and administrative sanctions, including exclusion from participation in government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Further, while the United States has begun experimenting with pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, CMS and OIG specifically excluded manufacturers and others from utilizing the new, more flexible Stark Law exceptions and Anti-Kickback Statute safe harbors for value-based care under the Final Rules, part of the U.S. Department of Health and Human Services’ Regulatory Sprint to Coordinated Care, which were published on December 2, 2020 in the Federal Register and were largely effective January 19, 2021. The exclusion of manufacturers from utilizing these exceptions and safe harbors will not allow us to avail ourselves of immunity from liability under the laws, potentially inviting greater scrutiny over our shared risk arrangements.

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

We cannot predict what additional new legislation, agency priorities, and rulemakings may be on the horizon as the United States continues to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that restrict coverage or lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. These policies recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, or the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates and products outside of the United States and require us to develop and implement costly compliance programs.

We currently are subject to a number of government laws and regulations and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition and prospects. For example, if we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, including anti-corruption laws. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business, and third-party agents acting on their behalf, from paying, offering, or authorizing the payment or offering of anything of value, directly or indirectly, to any foreign official, foreign political party or official thereof, or candidate for foreign political office, for the purpose of influencing any act or decision of such official in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions and disposition of the company’s assets, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA’s provisions can be costly and challenging, particularly in countries in which corruption is deemed to be a significant risk and in the life sciences industries, where, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials per se. Certain payments to hospitals in connection with clinical trials and other work have been considered improper payments to government officials and led to FCPA enforcement actions with significant fines and penalties.

Various international trade, export control and sanctions laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. persons in the United States, of personal identifying information and products, technology or sensitive personal data controlled for export, as well as restricting our ability to deal with certain persons subject to sanctions. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain product candidates and products outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties for both the company and individuals, as well as possible suspension or debarment from government contracting. The Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of our product candidates and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, laboratories and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. By example, we are required to monitor the activities of third parties undertaking clinical trials on our behalf, but our monitoring may not be able to detect any existing or emerging issues.

We and our CROs are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements or to conduct a trial in accordance with its investigational plan, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations applicable to the stage of product development and our preclinical trials must be conducted in accordance with good laboratory practices. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials or other studies, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. While we would not be manufacturing the products ourselves, we will still be responsible for the ultimate quality of any product or product candidate that we put into distribution. If the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny a new drug application, or NDA, approval until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in the need to repeat clinical or preclinical trials, sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

We may enter into collaborations with third parties for the further development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the further development and commercialization of some of our product candidates on a select basis. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators and may not be able to secure an appropriate collaborator. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

The total addressable market opportunity for any product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. We may initially seek regulatory approval of some of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

For our MCL1 program, PRT1419, other companies are developing MCL1 inhibitors with monotherapy and/or combination trials ongoing, including Amgen (AMG176), AstraZeneca (AZD5991), Novartis (MIK665), and Gilead (GS-9716). For our CDK9 program, PRT2527, both AstraZeneca (AZD4573), Vincerx (VIP512), and Kronos (KB-0742) have CDK9 programs in Phase 1 clinical trials. For our CDK4/6 program, PRT3645, Novartis (ribociclib), Lilly (abemaciclib), Pfizer (53albociclib), G1 Therapeutics (G1T38), and Fochon Pharmaceuticals (FCN-437) have clinical trials ongoing. For our SMARCA2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, F. Hoffmann-La Roche, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory to cover the costs of research, development, manufacture, sale and distribution. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater Delaware area, a region that is home to other pharmaceutical companies as well as many academic and research institutions. Additionally, companies are more willing to hire remote workers following the COVID-19 pandemic resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 128 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacturing of any of our product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, clinical trial investigators, CROs, CMOs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, CMOs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct laws, or (v) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

We have adopted a code of conduct applicable to all of our employees, consultants, vendors and other potential commercial partners, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from an alleged failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil and administrative penalties and damages, criminal fines and confinement, disgorgement, exclusion from participation in government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants (collectively, “Third Parties”) are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures. Our systems, and those of Third Parties, may also experience security breaches from inadvertent or intentional actions by our employees, or from cyber-attacks by malicious third parties including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. If a disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our Third Parties, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil damages and penalties, under HIPAA and other relevant state and federal privacy laws. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our Third Parties become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any such incident that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, state consumer privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy, data protection and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer, which may require ongoing changes to our business operations, implementation of revised legal mechanisms, and other challenges. The GDPR features potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The GDPR and other international data protection laws will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance.

In addition, data protection requirements and risk are increasing in the United States. The state of California enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the CCPA), including the rights to access, correction, and deletion and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide detailed disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Following California’s lead, other states have adopted similar comprehensive consumer privacy laws, all of which may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The CCPA and other state privacy laws provide for significant civil penalties for violations, and California now provides for a private right of action for data breaches that is expected to increase data breach litigation. These regulatory changes may increase our compliance costs and potential liability, particularly in the event of a data breach.

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

Our company is located in Delaware. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Extreme weather conditions or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses incurred in taxable years beginning on or prior to December 31, 2017, will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses (particularly those generated in taxable years beginning after December 31, 2020) in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future. As a result, our net operating loss carryforwards generated in taxable years beginning on or before December 31, 2017, may expire prior to being used, and the deductibility of our net operating loss carryforwards generated in taxable years beginning after December 31, 2017 in taxable years beginning after December 31, 2020 may be limited, and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

To protect our proprietary position, we have currently filed patent applications in the United States related to our product candidates that we consider important to our business, including patent applications relating to compositions of matter covering our compounds, the processes for manufacturing such compounds and use of such compounds in therapies. We have also filed patent applications in foreign jurisdictions relating to our product candidates.

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

In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we could lose at least a part, and perhaps all, of the patent protection covering such a product candidate. Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced in early 2023, which could significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC could be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. In addition, we have multiple sponsored research agreements relating to our lead product candidates with various academic institutions. Some of these academic institutions may not have intellectual property assignments or similar agreements with their employees and consultants, which may result in claims by or against us related to ownership of any intellectual property. Accordingly, we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2023, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 45% of our common stock and securities convertible into shares of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock or pre-funded warrants that they hold into shares of our common stock.

This concentration of control creates a number of risks. This group of stockholders has the ability to control us through this ownership position and are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction, and other stockholders may find it difficult to replace members of management should they disagree with the manner in which the Company is operated. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The market price of our common stock has been, and is likely to be, highly volatile, which could result in substantial losses for purchasers of our common stock.

From January 1, 2023 to December 31, 2023, the closing price of common stock on the Nasdaq Global Select Market ranged from $1.69 to $8.12 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K and the following:

•
enrollment or results of clinical trials of our product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
•
the failure of any product candidates;
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
•
announcement and expectation of additional financing efforts;
•
sales or purchases of our common stock by us, insiders or our stockholders;
•
general economic, industry and market conditions, or other events or factors, many of which are beyond our control, including but not limited to a potential recession, rising interest rates, rising inflation, and the recent COVID-19 pandemic.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock, as well as our pre-funded warrants, may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock and pre-funded warrants exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, on February 9, 2024, the common stock will have 100% of the voting power, but if the holders of non-voting common stock or pre-funded warrants were to convert all of their shares or pre-funded warrants into common stock, the prior common stock would have 55.5% of the voting power, and the former non-voting common stock and holders of pre-funded warrants would represent 44.5 of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock, non-voting common stock and pre-funded warrants, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. These systems are connected to and/or accessed from the Internet and, as a result, are susceptible to cyber-attacks. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. A material cyber-attack on our systems, or any other third-party partners or vendors and their key operating systems, may interrupt our ability to operate our business, damage our reputation, or result in monetary damages.

Prelude has established an Information Security Policy ("IS Policy") in order to establish the high-level direction for properly managing the use, privacy, security, retention, and disposal of Prelude’s information and its assets. The IS Policy was prepared using relevant guidance issued and technology standards that are used across various industries. The IS policy applies to all entities who are using Prelude’s equipment and resources, including but not limited to: employees, contractors, temporary workers, any third parties with access to the Prelude's resources, and cloud IT providers. Prelude's Head of Information Technology ("IT") also serves as our Information Security Officer and is primarily responsible for implementing and overseeing the IS Policy and identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks.

Prelude has also established an Incident Response Policy which includes reporting thresholds and follows standardized identification and authentication practices. If an incident is identified, it is documented by Prelude's Head of IT, who in turn, will report the incident to necessary management members.

Board Governance and Management

Prelude’s Information Security Officer provides updates on information technology risks, controls and procedure, including Prelude’s plans to mitigate cybersecurity risks and respond to data breaches to Prelude's executive leadership team. Our Information Security Officer has over 20 years of experience in information security and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. The Chief Financial Officer and the Chief Legal Officer report to the Chair of the Audit Committee prompt and timely information regarding any significant cybersecurity incident. The significant incident will be reported to the remaining Audit Committee members, as well as ongoing updates regarding any such incident until it has been addressed. Such incidents, as warranted, will be reviewed by the Board of Directors.

The Board of Directors has delegated responsibility for cybersecurity risk oversight to the Audit Committee, which is responsible for (i) regularly reviewing with management significant cybersecurity, privacy, and IT risks or exposures, and the Company’s policies and processes with respect to risk assessment and risk management of the same; (ii) regularly reviewing with management an assessment of the steps management has taken to monitor and control such risks; and (iii) regularly reporting to the full Board of Directors on such matters. The Chair of the Audit Committee has expertise in risk management which includes IT and cybersecurity.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

In December 2023, we relocated our principal executive offices to Chestnut Run Plaza in Wilmington, Delaware. The facility has approximately 81,000 square feet of office and laboratory space that we use for administrative, research and development and other activities. The Chestnut Run Lease has an initial term of 162 months with three five-year extension options and certain expansion rights.

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

Holders of Record

As of February 9, 2024, there were approximately 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Prelude is a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, fully-integrated drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been validated by our steady progress in creating a wholly-owned, internally developed pipeline. We also began work with our partner AbCellera on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs including kinases, targeted protein degraders, and precision antibody drug conjugates. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

We have several drug candidates in clinical development and our objective is to generate proof-of-concept clinical data to guide our future regulatory pathways to approval. Our SMARCA2 molecule is a unique, first-in-class protein degrader, targeting specific patient populations. Our CDK9 inhibitor is selective and potent, with a potentially superior safety profile over first-generation CDK9 inhibitors. Our next generation CDK4/6 inhibitor is specifically designed to be brain and tissue penetrant.

Our novel, first-in-class SMARCA2 degrader compounds and our potent, highly selective and potentially best-in-class CDK9 inhibitor represent our best opportunities for demonstrating clinical proof-of-concept in 2024 and advancing into potential Phase 2/3 registration studies. In 2023 we also announced a global partnership with AbCellera Biologics Incorporated ("AbCellera") that will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. We also intend to explore continued clinical development with external partners for our CDK4/6.

PRT3789 is a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. Cancer cells with SMARCA4 mutations are dependent on SMARCA2 for their growth and survival and selectively degrading SMARCA2 induces cell death in cancer cells while sparing normal cells in preclinical models. PRT3789 has been shown to be efficacious and well tolerated in multiple preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care therapies. We believe a selective SMARCA2 degrader has the potential to be of benefit in up to 10% of Non-Small Cell Lung cancer, or NSCLC, patients in the United States including many other tumor types with the SMARCA4 mutation.

Patients with SMARCA4 mutations or deletions have poor clinical outcomes and limited treatment options. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in biomarker selected SMARCA4 mutant patients. To date PRT3789 has completed the fifth dose escalation cohort and demonstrated selective, potent and dose dependent degradation of SMARCA2 with an acceptable safety profile. Based on PK/PD and safety data to date, the Company expects to conclude monotherapy dose escalation in the middle of 2024 and identify recommended phase 2 doses. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations has been initiated. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate efficacy, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial. We expect to present initial data in the second half of 2024 from patients currently enrolled in the Phase 1 trial.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. The lead oral molecule, PRT7732, is currently in IND enabling studies and on track to enter Phase 1 clinical development in the second half of 2024. PRT7732 is structurally distinct from PRT3789 and in addition, may provide clinically meaningful differences, more patient-friendly dosing and may have utility in earlier lines of therapy.

As one of our first precision ADC programs Prelude and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers beyond those targeted by our SMARCA2 selective degraders, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, Prelude and AbCellera will jointly discover, develop, and commercialize products emerging from the collaboration. AbCellera will lead manufacturing activities and Prelude will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

Our CDK9 candidate, PRT2527, is designed to be a potent and selective CDK9 inhibitor. We believe PRT2527 has the potential to avoid off-target toxicities, achieve substantial clinical activity and to become the best-in-class CDK9 inhibitor for hematologic malignancies.

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

PRT2527 has completed a Phase 1 multi-dose escalation study (NCT05159518) in patients with solid tumors. In this study, PRT2527 was shown to achieve high levels of target inhibition and the potential to be better tolerated than existing CDK9 inhibitors, specifically, managing neutropenia and an absence of meaningful gastrointestinal events or hepatotoxicity.

The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing in monotherapy hematological indications, such as B-cell malignancies and acute myeloid leukemia (AML), and it has initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in the middle of 2024. A second cohort of patients with AML is expected to initiate in the first half of 2024 in monotherapy.

Our MCL1 candidate, PRT1419, was designed to be a potent and selective inhibitor of the anti-apoptotic protein, MCL1. We concluded Phase 1 development of PRT1419 and established a confirmation dose in hematological malignancies. Based on the potential to address the intended patient population with the CDK9 inhibitor which potently inhibits MCL-1, we decided to prioritize our CDK9 inhibitor, PRT2527, and to discontinue development of PRT1419.

PRT3645 is a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 is underway with the objective of establishing a biologically active dose confirmation. At the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. We intend to complete the dose escalation portion of the Phase 1 clinical trial of PRT3645 this year and following its completion, to explore continued clinical development with external partners.

We were incorporated in February 2016 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $121.8 million and $115.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $456.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2023, we had $232.9 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into 2026.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year ended December 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$103,393	$92,889	$10,504
General and administrative	28,884	30,651	(1,767)
Total operating expenses	132,277	123,540	8,737
Loss from operations	(132,277)	(123,540)	(8,737)
Other income, net	10,445	8,102	2,343
Net loss	$(121,832)	$(115,438)	$(6,394)

Research and Development Expenses

Research and development expenses increased by $10.5 million to $103.4 million for the year ended December 31, 2023 from $92.9 million for the year ended December 31, 2022. Included in research and development expenses for the year ended December 31, 2023, was $12.6 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $11.5 million for the year ended December 31, 2022. The increase in research and development expense was due to the timing of our clinical development programs along with an increase in non-cash stock-based compensation expense. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below:

	Year ended December 31,
(in thousands)	2023	2022
PRT3789	$9,738	$-
PRT2527	7,573	4,030
PRT1419 (Oral and IV)	8,356	7,709
PRT3645	4,809	—
PRMT5 (PRT543 and PRT811)	(243)	13,275
Discovery programs	20,917	25,150
Internal costs, including personnel related	52,243	42,725
	$103,393	$92,889

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million to $28.9 million for the year ended December 31, 2023 from $30.7 million for the year ended December 31, 2022. Included in the general and administrative expenses for the year ended December 31, 2023, was $13.0 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $13.6 million for the same period in 2022. The decrease in general and administrative expense was primarily due to our continued management of general and administrative expenses.

Other Income, net

Other income, net increased by $2.3 million to $10.4 million for the year ended December 31, 2023 from $8.1 million for the year ended December 31, 2022, primarily due to interest earned on the investment of our cash proceeds as a result of higher interest rates and higher investment balances as well as the receipt and recognition of research and development tax credits from the State of Delaware during 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of December 31, 2023, we had $232.9 million in cash, cash equivalents, and marketable securities and had an accumulated deficit of $456.4 million. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expense and capital expenditures into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

During the fourth quarter of 2023, we sold in a private placement pre-funded warrants to purchase 7,936,759 shares of voting common stock at a price of $3.1499 per pre-funded warrant, resulting in net proceeds of $24.8 million after deducting offering costs of $0.2 million.

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

In March 2023, we filed a prospectus supplement to our existing shelf registration statement on Form S-3, or the Shelf Registration Statement. The Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In March 2023, in connecting with filing a prospectus supplement to our Shelf Registration Statement, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have $75.0 million remaining under the Sales Agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(107,063)	$(83,729)
Net cash provided by (used in) investing activities	(34,646)	81,691
Net cash provided by financing activities	136,395	815
Net decrease in cash and cash equivalents	$(5,314)	$(1,223)

Operating Activities

During the year ended December 31, 2023, we used $107.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $121.8 million along with a $10.5 million net increase in our operating assets and liabilities offset by noncash charges of $25.2 million, which consisted of $25.6 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the year ended December 31, 2023 we used $34.6 million of cash in investing activities primarily due to net purchases of marketable securities of $31.1 million. During the year ended December 31, 2022 investing activities provided $81.7 million of cash primarily due to net maturities of marketable securities of $84.7 million.

Financing Activities

During the year ended December 31, 2023, financing activities provided $136.4 million which was primarily the result of $135.7 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs. During the year ended December 31, 2022, financing activities provided $0.8 million due to the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan.

Contractual obligations and other commitments

We have one operating lease for office and lab space. Our leased facility includes approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. The gross obligation for our operating lease over the next twelve months is $1.6 million and we expect to make the total lease payments of $43.2 million through May 2037. See Note 8 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” if:

•
the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
•
the impact of the estimates and assumptions on financial condition or operating performance is material.

While our significant accounting policies are described in more detail in Note 3 (Summary of Significant Accounting Policies) to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

These subjective assumptions are estimated as follows:

Expected volatility—Prior to becoming a public company in 2020, we did not have any trading history for our common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. As a public company we have computed the historical volatility of our own stock price and will continue to use the average volatility for comparable publicly traded biotechnology companies until we have ample trading history of our own stock commensurate with the estimated expected term of our options.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prelude Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prelude Therapeutics Incorporated (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

February 15, 2024

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,291	$30,605
Marketable securities	207,644	171,123
Prepaid expenses and other current assets	2,654	2,652
Total current assets	235,589	204,380
Restricted cash	4,044	4,044
Property and equipment, net	7,325	4,908
Right-of-use asset	30,412	1,792
Prepaid expenses and other non-current assets	295	5,376
Total assets	$277,665	$220,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,580	$6,777
Accrued expenses and other current liabilities	15,768	13,093
Operating lease liability	1,481	1,832
Total current liabilities	21,829	21,702
Other liabilities	3,339	3,361
Operating lease liability	15,407	—
Total liabilities	40,575	25,063
Commitments (note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 42,063,995 and 36,496,994 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 and 11,402,037 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	693,252	531,682
Accumulated other comprehensive income (loss)	223	(1,692)
Accumulated deficit	(456,390)	(334,558)
Total stockholders’ equity	237,090	195,437
Total liabilities and stockholders’ equity	$277,665	$220,500

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$103,393	$92,889
General and administrative	28,884	30,651
Total operating expenses	132,277	123,540
Loss from operations	(132,277)	(123,540)
Other income, net	10,445	8,102
Net loss	$(121,832)	$(115,438)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.02)	$(2.44)
Weighted average common shares outstanding, basic and diluted	60,357,052	47,371,589
Comprehensive loss
Net loss	$(121,832)	$(115,438)
Unrealized gain (loss) on marketable securities, net of tax	1,915	(981)
Comprehensive loss	$(119,917)	$(116,419)

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock and prefunded warrants, net of issuance costs of $2.8 million	5,312,978	—	1,448,222	—	135,290	—	—	135,290
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,983 shares withheld for employee taxes	84,166	—	—	—	30	—	—	30
Issuance of common stock under ESPP	169,857	—	—	—	634	—	—	634
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,915	—	1,915
Stock-based compensation expense, net of forfeitures of restricted stock	—	—	—	—	25,616	—	—	25,616
Net loss	—	—	—	—	—	—	(121,832)	(121,832)
Balance at December 31, 2023	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090

(in thousands, except shares)	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	36,200,299	$4	11,402,037	$1	$505,723	$(711)	$(219,120)	$285,897
Issuance of common stock upon exercise of stock options & vesting of RSUs	222,905	—	—	—	389	—	—	389
Issuance of common stock under ESPP	97,206	—	—	—	426	—	—	426
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(981)	—	(981)
Stock-based compensation expense, net of forfeitures of restricted stock	(23,416)	—	—	—	25,144	—	—	25,144
Net loss	—	—	—	—	—	—	(115,438)	(115,438)
Balance at December 31, 2022	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(121,832)	$(115,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169	1,324
Noncash lease expense	1,936	1,718
Stock-based compensation	25,616	25,144
Amortization of premium and discount on marketable securities, net	(3,473)	2,591
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(297)	(3,843)
Accounts payable	(2,270)	(347)
Accrued expenses and other liabilities	2,522	6,833
Long-term prepaid expenses and other long-term assets	(8,810)	—
Operating lease liabilities	(1,624)	(1,711)
Net cash used in operating activities	(107,063)	(83,729)
Cash flows (used in) provided by investing activities:
Purchases of marketable securities	(221,633)	(119,223)
Proceeds from maturities of marketable securities	190,500	203,933
Purchases of property and equipment	(3,513)	(3,019)
Net cash (used in) provided by investing activities	(34,646)	81,691
Cash flows provided by financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	135,731	—
Proceeds from issuance of common stock in connection with the exercise of stock options	47	389
Proceeds from the issuance of common stock under ESPP	634	426
Payment of withholding taxes related to stock-based compensation to employees	(17)	—
Net cash provided by financing activities	136,395	815
Net decrease in cash and cash equivalents	(5,314)	(1,223)
Cash, cash equivalents and restricted cash at beginning of year	34,649	35,872
Cash, cash equivalents and restricted cash at end of year	$29,335	$34,649
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$16,680	$1,803
Property and equipment in accounts payable	$163	$90
Unrealized gain (loss) on marketable securities	$1,915	$(981)
Offering costs in accrued expenses and other current liabilities	$131	$—

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $456.4 million at December 31, 2023. The Company has no revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements into 2026.

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

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying financial statements in the period they are determined to be necessary. The most significant estimate relates to accrued clinical trial expenses.

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

Restricted cash comprises a letter of credit with Silicon Valley Bank for the benefit of the landlord in connection with the Company’s new lease facility. See Note 8 (Commitments) for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$25,291	$30,605
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$29,335	$34,649

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities, United States, or U.S., government debt securities, and agency securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, ranging from 5-7 years as follows:

Fixed Asset Type	Estimated useful life
Lab equipment	5 years
IT equipment	5 years
Furniture and fixtures	7 years

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company's lease for office and laboratory space located in Wilmington, DE is classified as an operating lease. The lease results in an operating right-of-use (ROU) asset, a current operating lease liability, and a non-current operating lease liability in the balance sheet and has a remaining lease term of 162 months. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized.

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent an obligation to make lease payments arising from the lease, measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. The operating lease ROU asset also includes any prepaid lease payments made. Lease expense is recognized over the expected lease term on a straight-line basis.

Comprehensive loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss for the years ended December 31, 2023 and 2022 comprised net loss and unrealized gain or loss on marketable securities.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

The expected life of the stock options is estimated using the “simplified method”, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses its own historical volatility along with comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Grant Income and Research and Development Tax Credits

The Company recognizes grants related to income and Delaware research and development tax credits in other income, net in the statements of operations when the necessary qualifying conditions, as stated in the agreements, are met and all contingencies have been resolved. For the years ended December 31, 2023 and 2022, the Company recorded other income of $1.5 million and $6.1 million, respectively. The Company recognizes grants related to assets as deferred income on the balance sheet. The deferred income is then recognized as grant income over the useful life of the related assets.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock that were issued in a financing transaction in 2023 (Note 9). The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards entitle the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
Unvested restricted stock awards	27,008	201,716
Unvested restricted stock units	103,750	165,000
Stock options	11,898,446	9,390,930
	12,029,204	9,757,646

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company will remain an emerging growth company until the earliest of (i) the last day of the Company's first fiscal year (a) in which the Company has total annual gross revenues of at least $1.235 billion, or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company's common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30, (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (iii) December 31, 2025. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) (“ASU 2020-06”). ASU 2020-06 eliminated the beneficial conversion and cash conversion accounting models in ASC 470-20 which required separate

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

accounting for embedded conversion features and simplified the settlement assessment to determine whether an instrument qualifies for equity classification. The Company early adopted the new standard on January 1, 2023. The adoption did not have a material impact on the financial statements.

Accounting guidance not yet adopted

In December 2023, the FASB issued ASU Updated No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2023 and 2022.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
December 31, 2023:
Marketable securities
Agency securities	$10,431	$19	$—	$10,450
Corporate debt securities	67,806	193	(20)	67,979
U.S. government securities	129,184	72	(41)	129,215
Total	$207,421	$284	$(61)	$207,644
December 31, 2022:
Marketable securities
Corporate debt securities	$163,208	$7	$(1,672)	$161,543
U.S. government securities	9,607	—	(27)	9,580
Total	$172,815	$7	$(1,699)	$171,123

The Company’s marketable securities generally have contractual maturity dates of 21 months or less. As of December 31, 2023, the Company had 19 securities with a total fair market value of $75.6 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its debt securities to maturity.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Assets:
Cash equivalents (Money Market Funds)	$24,369	$—	$—
Marketable securities
Agency securities		10,450
Corporate debt securities	—	67,979	—
U.S. government securities	—	129,215	—
Total	$24,369	$207,644	$—

December 31, 2022:
Assets:
Cash equivalents (Money Market Funds)	$25,996	$—	$—
Marketable securities
Corporate debt securities	—	161,543	—
U.S. government securities	—	9,580	—
Total	$25,996	$171,123	$—

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2023	2022
Lab equipment	$6,643	$5,588
Leasehold improvements	1,582	875
IT equipment	470	40
Furniture and fixtures	1,858	87
Construction in progress	338	1,637
	10,891	8,227
Less accumulated depreciation	(3,566)	(3,319)
Property and equipment, net	$7,325	$4,908

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Compensation and related benefits	$9,157	$5,682
Research and development	5,666	6,887
Other	945	524
	$15,768	$13,093

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

8. Commitments

Leases

The Company leased office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Lease”) for which the lease term ended on December 31, 2023. The discount rate used to account for the Company’s operating lease under ASC 842, Leases, was the Company’s estimated incremental borrowing rate of 9.5%.

In 2021, the Company entered into a lease agreement for office and lab space at Chestnut Run Plaza in Wilmington, Delaware (the “Chestnut Run Lease”). The premises includes approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2023. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance have been treated as prepaid rent and increased the right-of-use asset on the commencement date. The Chestnut Run Lease commenced for accounting purposes in December 2023 when the Company took control of the leased space. On the commencement date, the Company recorded approximately $30.6 million and $16.7 million of right-of-use asset and lease liability, respectively. The right-of-use asset includes approximately $13.9 million related to prepaid rent which was reclassified from long-term prepaid assets. The discount rate used to account for the Company’s operating lease under ASC 842, Leases, is the Company’s estimated incremental borrowing rate of 15.0%. The Company's incremental borrowing rate reflects a collateralized borrowing with a similar term and amount as the Chestnut Run Lease.

Lease cost for the year ended December 31, 2023 was $2.5 million, including $0.2 million of short-term lease cost. Lease cost for the year ended December 31, 2022 was $2.1 million, including $0.3 million of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023 and 2022 was $1.9 million and $1.8 million, respectively.

As of December 31, 2023 the estimated rent payments related to the Chestnut Run Lease are as follows:

(in thousands)
2024	$1,615
2025	2,746
2026	2,979
2027	3,054
2028	3,130
Thereafter	29,635

The Company paid a security deposit in the form of a letter of credit with Silicon Valley Bank of $4.0 million which is included in the balance sheet as restricted cash as of December 31, 2023 and 2022. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $5.5 million in reimbursements over three years for the development of lab space in addition to increasing jobs in Delaware to meet specific targeted levels through 2023. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash of $3.4 million from the grants for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company has deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities on the balance sheet. In December 2023, the Company began to recognize the grant funds in other income and will continue to do so over the useful life of the related assets. If the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match with a maximum amount of 3% of the participant’s compensation. During the years ended December 31, 2023 and 2022 the Company made matching contributions of $0.7 million and $0.6 million, respectively.

Research Collaboration Agreement

In November 2023, the Company entered into a multi-year, multi-program agreement with AbCellera to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808 as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606 when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the year ended December 31, 2023.

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

2023 financings

During the second quarter of 2023, the Company sold 6,761,200 shares of its common stock which comprised of (i) 5,312,978 shares of its voting common stock and (ii) 1,448,222 shares of its non-voting common stock at a price of $5.75 per share and to certain investors in lieu of common stock, the Company sold pre-funded warrants to purchase 12,895,256 shares of voting common stock at a price of $5.7499 per pre-funded warrant, resulting in gross proceeds to the Company of $113.0

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

million. Of the voting common stock issued, 2,264,456 shares were purchased by the Company’s underwriters in connection with a 30-day option at a price of $5.75 per share. Offering costs of $2.6 million, of which $0.3 million were previously paid and deferred, were recorded to additional paid-in capital in the accompanying balance sheets, resulting in net proceeds of $110.4 million.

During the fourth quarter of 2023, the Company sold in a private placement pre-funded warrants to purchase 7,936,759 shares of voting common stock at a price of $3.1499 per pre-funded warrant, resulting in net proceeds of $24.8 million after deducting offering costs of $0.2 million.

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2023, no pre-funded warrants had been exercised.

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

10. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The total number of shares initially authorized under the Plan was 4,680,000, which was increased on January 1, 2021 and will automatically increase on January 1st of each year, continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. At December 31, 2023, 4,999,564 shares were available for future grants and on January 1, 2024, 2,745,712 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$12,626	$11,549
General and administrative	12,990	13,595
	$25,616	$25,144

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Stock Options

The following table summarizes stock option activity for the Plan in the years indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	7,179,482	$15.36	8.66
Granted	3,884,429	$7.58
Exercised	(217,905)	$1.78
Forfeited	(1,455,076)	$17.84
Outstanding at December 31, 2022	9,390,930	$12.08	8.31
Granted	3,238,898	$6.68
Exercised	(26,899)	$1.78
Forfeited	(704,483)	$12.58
Outstanding at December 31, 2023	11,898,446	$10.60	7.77
Exercisable at December 31, 2023	6,084,483	$11.62	6.96

The aggregate intrinsic value of options exercised was $0.1 million and $1.1 million during the year ended December 31, 2023 and 2022, respectively. At December 31, 2023, the aggregate intrinsic value of outstanding options and exercisable options was $4.9 million and $4.7 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.88	3,061,004	6.82	$2.80	2,400,106	$2.40
$4.89 - $7.50	3,905,574	8.99	6.57	366,158	5.83
$7.51 - $13.04	3,141,601	7.28	11.87	2,149,353	12.19
$13.05 - $88.98	1,790,267	7.56	30.51	1,168,866	31.32
	11,898,446			6,084,483

The weighted-average grant date fair value of options granted was $4.87 and $5.49 per share for the years ended December 31, 2023 and 2022, respectively. The Company recorded stock-based compensation expense of $24.6 million and $23.9 million for the years ended December 31, 2023 and 2022, respectively, related to stock options. As of December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $36.4 million, which the Company expects to recognize over a weighted-average period of 2.03 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2023	2022
Expected volatility	83.57%	84.67%
Risk-free interest rate	3.82%	2.73%
Expected life (in years)	6.02	6.03
Expected dividend yield	—	—

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Unvested balance at January 1, 2022	611,608	$2.29
Vested	(386,476)	$2.05
Forfeited	(23,416)	$1.89
Unvested balance at December 31, 2022	201,716	$2.81
Vested	(174,708)	$2.74
Unvested balance at December 31, 2023	27,008	$3.26

The Company recorded stock-based compensation expense of $0.5 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, related to RSAs. As of December 31, 2023, the total unrecognized expense related to all RSAs was $0.1 million, which the Company expects to recognize over a weighted-average period of 0.24 years.

The Company issues restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after 1 year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Outstanding at January 1, 2022	20,000	$18.32
Granted	150,000	$4.86
Forfeited	(5,000)	$18.32
Outstanding at December 31, 2022	165,000	$6.08
Vested	(61,250)	$5.96
Outstanding at December 31, 2023	103,750	$6.16

The Company recorded stock-based compensation expense of $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, related to RSUs. At December 31, 2023 the total unrecognized expense related to the RSUs was $0.6 million, which the Company expects to recognize over 2.12 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which as of December 31, 2023 had 1,619,292 shares of common stock reserved for future issuance. The Company issued 169,857 shares under the ESPP in 2023. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, on January 1, 2024, 549,142 shares were added to the ESPP.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.3 million for both years ended December 31, 2023 and 2022 related to the ESPP.

11. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$71,963	$66,067
Research and development credits	20,555	15,234
Research and development capitalization	39,867	19,900
Stock-based compensation	12,990	8,725
Accrued expense	2,539	1,190
Lease liabilities	4,715	511
Gross deferred tax assets	152,629	111,627
Less: valuation allowance	(147,616)	(111,053)
Total deferred tax asset	5,013	574
Deferred tax liability
Right-of-use assets	(4,641)	(500)
Depreciation	(372)	(74)
Total deferred tax liabilities	(5,013)	(574)
Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2023 and 2022, includes capitalized research and development expenses of $39.9 million and $19.9 million, respectively. The Tax Cuts and Jobs Act passed in 2017 included a provision which requires taxpayers to capitalize and amortize U.S. based research development expenses over a period of five years and non-U.S. based research and development expenses over a period of 15 years effective for tax years beginning after December 31, 2021. In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023 and December 31, 2022. The valuation allowance increased by $36.6 million and $35.7 million during the years ended December 31, 2023 and 2022, respectively.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(6.6)	(6.6)
Permanent differences	1.1	0.8
Research and development	(4.4)	(3.5)
Change in valuation allowance	30.0	30.9
Share-based compensation	0.9	-
Other	-	(0.6)
	0%	0%

The following table summarizes carryforwards of federal and state net operating losses (“NOL”) and research tax credits:

	December 31,
(in thousands)	2023	2022
NOL carryforwards - Federal	$257,976	$236,898
NOL carryforwards - State	259,051	237,565
Research tax credits - Federal	20,521	15,201
Research tax credits - State	43	43

The NOL carryforwards begin expiring in 2036 for federal and Delaware state income tax purposes, however; all federal, Delaware state, and Kansas state NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. The NOL carryforwards begin expiring in 2037 and 2042 for Tennessee and Massachusetts, respectively. As of December 31, 2023, the Company also had federal and Delaware research and development tax credit carryforwards of $20.5 million and $43 thousand, respectively, that will begin to expire in 2039 and 2031, respectively, unless previously utilized.

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

As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to NOL and tax credit carry-forwards that remain unutilized, income tax returns for all tax years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our Chief Executive Officer (Our principal executive officer) and our Chief Financial Officer (Our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)
Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	August 3, 2023

3.2	Amended and Restated Bylaws of Prelude Therapeutics Incorporated.	8-K	001-39527	3.1	January 23, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-248628	4.1	September 16, 2020

4.2	Amended and Restated Investors’ Rights Agreement, dated August 21, 2020, by and among Prelude Therapeutics Incorporated and certain of its stockholders	S-1/A	333-248628	4.2	September 16, 2020

4.3	Form of Registration Rights Agreement, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1	333-251874	4.3	January 4, 2021

4.4	Form of Amended and Restated Registration Rights Agreement by and among Prelude Therapeutics Incorporated and certain Investors.					X

4.5	Description of Voting Common Stock Registered Under Section 12 of the Securities Exchange Act of 1943, as amended.					X

4.6	Form of Pre-Funded Warrant	8-K	001-39527	4.1	May 19, 2023

4.7	Form of Pre-Funded Warrant	8-K	001-39527	4.1	December 11, 2023

10.1+	Form of Indemnification Agreement with directors and officers.	S-1	333-248628	10.1	September 4, 2020

10.2+	2016 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-248628	10.2	September 4, 2020

10.3+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248628	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248628	10.4	September 21, 2020

10.5	Second Amended and Restated Entrepreneur Client License Agreement, dated November 1, 2020, by and between Prelude Therapeutics Incorporated and Delaware Innovation Space, Inc.	8-K	001-39527	10.1	November 4, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.6+	Executive Employment Agreement, dated December 30, 2020, by and between the Prelude Therapeutics Incorporated and Krishna Vaddi.	S-1	333-251874	10.6	January 4, 2021

10.7+	Executive Employment Agreement, dated January 30, 2023, by and between the Registrant and Bryant Lim.					X

10.8+	Executive Employment Agreement, dated January 21, 2022, by and between Registrant and Jane Huang.	10-Q	001-39527	10.1	May 10, 2022

10.9††	Single-Tenant Triple Net Lease, dated November 30, 2021, by and between the Registrant and Crisp Partners, LLC.	10-K	001-39527	10.11	March 17, 2022

10.10††	First Amendment to Single-Tenant Triple Net Lease, dated November 30, 2021, by and between the Registrant and Crisp Partners, LLC.	10-K	001-39527	10.12	March 17, 2022

10.11^††	Second Amendment to Single-Tenant Triple Net Lease, dated August 8, 2022, by and between Prelude Therapeutics Incorporated and CRISP Partners LLC.	10-Q	001-39527	10.1	November 14, 2022

10.12	Open Market Sale Agreement SM, dated March 15, 2023, by and between Prelude Therapeutics Incorporated and Jefferies LLC.	8-K	001-39527	1.1	March 15, 2023

10.13	Form of Securities Purchase Agreement by and among Prelude Therapeutics Incorporated and certain Investors.					X

21.1	Subsidiaries of Prelude Therapeutics Incorporated.					X

23.1	Consent of Ernst and Young LLP, an independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy of Prelude Therapeutics Incorporated					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan, contract or arrangement.

^ The registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

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

PRELUDE THERAPEUTICS INCORPORATED

Date: February 15, 2024	By:	/s/ Krishna Vaddi
Krishna Vaddi, Ph.D
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vaddi Krishna Vaddi, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024

/s/ Laurent Chardonnet Laurent Chardonnet	Chief Financial Officer (Principal Accounting and Financial Officer)	February 15, 2024

/s/ Paul A. Friedman	Chairman and Director	February 15, 2024
Paul A. Friedman, M.D.

/s/ Martin Babler	Director	February 15, 2024
Martin Babler

/s/ Julian Baker	Director	February 15, 2024
Julian Baker

/s/ David Bonita	Director	February 15, 2024
David Bonita, M.D.

/s/ Mardi C. Dier	Director	February 15, 2024
Mardi C. Dier

/s/ Victor Sandor	Director	February 15, 2024
Victor Sandor, M.D.C.M.