Form 10-Q
period 2024-03-31
Prelude Therapeutics Inc
filed 2024-05-07
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39527

PRELUDE THERAPEUTICS INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1384762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 Innovation Boulevard Wilmington, Delaware	19805
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 467-1280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRLD	Nasdaq Global Select Market

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

As of May 1, 2024, the registrant had 54,929,567 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,707	$25,291
Marketable securities	177,217	207,644
Prepaid expenses and other current assets	3,442	2,654
Total current assets	205,366	235,589
Restricted cash	4,044	4,044
Property and equipment, net	7,294	7,325
Right-of-use asset	30,107	30,412
Other assets	295	295
Total assets	$247,106	$277,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,308	$4,580
Accrued expenses and other current liabilities	10,147	15,768
Operating lease liability	2,188	1,481
Total current liabilities	17,643	21,829
Other liabilities	3,277	3,339
Operating lease liability	15,452	15,407
Total liabilities	36,372	40,575
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 42,071,505 and 42,063,995 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 shares issued and outstanding at both March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	698,785	693,252
Accumulated other comprehensive (loss) income	(235)	223
Accumulated deficit	(487,821)	(456,390)
Total stockholders’ equity	210,734	237,090
Total liabilities and stockholders’ equity	$247,106	$277,665

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Operating expenses:
Research and development	$27,409	$21,834
General and administrative	6,934	7,281
Total operating expenses	34,343	29,115
Loss from operations	(34,343)	(29,115)
Other income, net	2,912	1,397
Net loss	$(31,431)	$(27,718)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.42)	$(0.58)
Weighted average common shares outstanding, basic and diluted	75,735,954	47,737,190
Comprehensive loss:
Net loss	$(31,431)	$(27,718)
Unrealized (loss) gain on marketable securities, net of tax	(458)	1,294
Comprehensive loss	$(31,889)	$(26,424)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2024	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 4,285 shares withheld for employee taxes	7,510	—	—	—	(14)	—	—	(14)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(458)	—	(458)
Stock-based compensation expense	—	—	—	—	5,547	—	—	5,547
Net loss	—	—	—	—	—	—	(31,431)	(31,431)
Balance at March 31, 2024	42,071,505	$4	12,850,259	$1	$698,785	$(235)	$(487,821)	$210,734

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock upon exercise of stock options & vesting of RSUs	17,224	—	—	—	28	—	—	28
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,294	—	1,294
Stock-based compensation expense	—	—	—	—	6,256	—	—	6,256
Net loss	—	—	—	—	—	—	(27,718)	(27,718)
Balance at March 31, 2023	36,514,218	$4	11,402,037	$1	$537,966	$(398)	$(362,276)	$175,297

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(31,431)	$(27,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	278
Noncash lease expense	414	432
Stock-based compensation	5,547	6,256
Amortization of premium and discount on marketable securities, net	(1,541)	(446)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(788)	(355)
Accounts payable	631	374
Accrued expenses and other liabilities	(5,692)	(1,903)
Long-term prepaid expenses and other long-term assets	—	(6,610)
Operating lease liabilities	643	(442)
Net cash used in operating activities	(31,791)	(30,134)
Cash flows provided by investing activities:
Purchases of marketable securities	(5,490)	(7,191)
Proceeds from maturities of marketable securities	37,000	26,000
Purchases of property and equipment	(289)	(810)
Net cash provided by investing activities	31,221	17,999
Cash flows used in financing activities:
Payment of offering costs	—	(297)
Proceeds from the issuance of common stock in connection with the exercise of stock options	2	28
Payment of withholding taxes related to stock-based compensation to employees	(16)	—
Net cash used in financing activities	(14)	(269)
Net decrease in cash, cash equivalents and restricted cash	(584)	(12,404)
Cash, cash equivalents, and restricted cash at beginning of period	29,335	34,649
Cash, cash equivalents, and restricted cash at end of period	$28,751	$22,245
Supplemental disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$109	$—
Property and equipment in accounts payable and accrued expenses and other current liabilities	$269	$21
Unrealized (loss) gain on marketable securities	$(458)	$1,294

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

2. Risks and liquidity

The Company faces a number of risks common to early-stage companies in the biotechnology industry. Principal among these risks are the uncertainties in the development process, development of the same or similar technological innovations by competitors, protection of proprietary technology, dependence on key personnel, compliance with government regulations and approval requirements, and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, adequate protection for the Company’s technology will be obtained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $487.8 million at March 31, 2024. The Company has no revenue to-date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes its cash, cash equivalents, and marketable securities as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

To fund its operating expenses and capital expenditure requirements after that date, the Company plans to seek additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

3. Summary of significant accounting policies

The summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2023 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024. Those policies have not materially changed.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2024. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited interim financial statements in the period they are determined to be necessary. The most significant estimate relates to accrued clinical trial expenses.

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2024 and December 31, 2023.

Cash, Cash Equivalents and Restricted cash

The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value in the accompanying balance sheets.

Restricted cash consists of a letter of credit for the benefit of the landlord in connection with the Company’s Chestnut Run Lease. See Note 8 for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$24,707	$25,291
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$28,751	$29,335

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards entitle the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Unvested restricted stock awards	—	131,468
Unvested restricted stock units	93,125	163,750
Stock options	14,737,740	11,868,020
Employee stock purchase plan	50,941	51,837
	14,881,806	12,215,075

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

Accounting guidance not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items and a description of its composition, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
March 31, 2024
Marketable securities:
Agency securities	$10,566	$—	$(6)	$10,560
Corporate debt securities	66,059	20	(90)	65,989
U.S. government securities	100,827	—	(159)	100,668
Total marketable securities	$177,452	$20	$(255)	$177,217

December 31, 2023
Marketable securities:
Agency securities	$10,431	$19	$—	$10,450
Corporate debt securities	67,806	193	(20)	67,979
U.S. government securities	129,184	72	(41)	129,215
Total marketable securities	$207,421	$284	$(61)	$207,644

The Company’s marketable securities generally have contractual maturity dates of 22 months or less. As of March 31, 2024, the Company had 44 securities with a total fair market value of $166.3 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024
Assets
Cash equivalents:
Money Market Funds	$23,063	$—	$—

Marketable securities:
Agency securities	—	10,560	—
Corporate debt securities	—	65,989	—
U.S. government securities	—	100,668	—
Total marketable securities	—	177,217	—
Total financial assets	$23,063	$177,217	$—

December 31, 2023
Assets
Cash equivalents:
Money Market Funds	$24,369	$—	$—

Marketable securities:
Agency securities	$—	$10,450	$—
Corporate debt securities	—	67,979	—
U.S. government securities	—	129,215	—
Total marketable securities	—	207,644	—
Total financial assets	$24,369	$207,644	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Compensation and related benefits	$3,640	$9,157
Research and development	5,707	5,666
Other	800	945
	$10,147	$15,768

7. Common Stock

The Company has two classes of common stock: “voting common stock” and “non-voting common stock.” The holders of the voting common stock are entitled to one vote for each share of voting common stock held at all meetings of stockholders. Except as otherwise required by law, the holders of non-voting common stock shall not be entitled to vote at any meetings of stockholders (or written actions in lieu of meetings) and the shares of non-voting common stock shall not be included in determining the number of shares voting or entitled to vote on any matter. Unless required by law, there shall be no cumulative voting. Any holder of non-voting common stock may elect to convert each share of non-voting common stock into one fully paid and non-assessable share of voting common stock at any time by providing written notice to the Company; provided that as a result of such conversion, such holder, together with its affiliates and any members of a Schedule 13(d) group with such holder, would not beneficially own in excess of 9.99% of the Company’s common stock immediately prior to and following such conversion, unless otherwise as expressly provided for in the Company’s restated certificate of incorporation. However, this ownership limitation may be increased (not to exceed 19.99%) or decreased to any other percentage designated by such holder of non-voting common stock upon 61 days’ notice to the Company.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to its Shelf Registration Statement, the Company entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At March 31, 2024, there was $75.0 million remaining under the Sales Agreement.

2023 financings

During the second quarter of 2023, the Company sold 6,761,200 shares of its common stock which comprised of (i) 5,312,978 shares of its voting common stock and (ii) 1,448,222 shares of its non-voting common stock at a price of $5.75 per share and to certain investors in lieu of common stock, the Company sold pre-funded warrants to purchase 12,895,256 shares of voting common stock at a price of $5.7499 per pre-funded warrant, resulting in gross proceeds to the Company of $113.0 million. Of the voting common stock issued, 2,264,456 shares were purchased by the Company’s underwriters in connection with a 30-day option at a price of $5.75 per share. Offering costs of $2.6 million, of which $0.3 million were previously paid and deferred, were recorded to additional paid-in capital in the accompanying balance sheets, resulting in net proceeds of $110.4 million.

During the fourth quarter of 2023, the Company sold in a private placement pre-funded warrants to purchase 7,936,759 shares of voting common stock at a price of $3.1499 per pre-funded warrant, resulting in net proceeds of $24.8 million after deducting offering costs of $0.2 million.

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of March 31, 2024, no pre-funded warrants had been exercised.

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

The Company did not conduct any financings during the first quarter of 2024.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of March 31, 2024. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date. The discount rate used to account for the

Company’s operating lease under ASC 842, Leases, was the Company’s estimated incremental borrowing rate on the commencement date of 15.0%. The Company's incremental borrowing rate reflects a collateralized borrowing with a similar term and amount as the Chestnut Run Lease.

Lease cost for the three months ended March 31, 2024 and 2023 was $1.1 million and $0.5 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023 was nil and $0.5 million, respectively.

The remaining lease term of the Chestnut Run Lease is 13.2 years and future minimum annual lease payments at March 31, 2024 are as follows:

(in thousands)
2024 (remaining)	$1,747
2025	2,746
2026	2,979
2027	3,054
2028	3,130
2029	3,209
Thereafter	26,427
Total undiscounted lease payments	43,292
Less imputed interest	(25,652)
Current lease liability	$17,640

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the accompanying balance sheet as restricted cash as of March 31, 2024. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $5.5 million in reimbursements over three years for the development of lab space in addition to increasing jobs in Delaware to meet specific targeted levels through 2023. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash of $3.4 million from the grants for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities in the accompanying balance sheet. The Company recognizes the grant funds in other income as grant income over the length of the lease term. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For both the three months ended March 31, 2024 and 2023, the Company made matching contributions of $0.2 million.

Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the three months ended March 31, 2024.

Other Research and Development Arrangements

The Company enters into agreements with clinical research organizations ("CROs") to assist in the performance of research and development activities. Expenditures to CROs represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of March 31, 2024, 4,904,812 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 2,745,712 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$3,010	$2,991
General and administrative	2,537	3,265
	$5,547	$6,256

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2024	11,898,446	$10.60	7.77
Granted	3,071,300	$4.58
Exercised	(1,170)	$1.89
Forfeited	(230,836)	$15.66
Outstanding at March 31, 2024	14,737,740	$9.27	8.02
Exercisable at March 31, 2024	7,001,612	$11.15	6.93

At March 31, 2024, the aggregate intrinsic value of outstanding options and exercisable options was $6.4 million and $5.8 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2024 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.56	2,290,135	6.06	$2.13	1,975,983	$1.82
$4.57 - $5.00	4,041,027	9.51	4.65	538,800	4.82
$5.01 - $10.34	3,689,654	8.74	6.72	1,058,642	6.74
$10.35 - $88.98	4,716,924	7.12	18.68	3,428,187	18.89
	14,737,740			7,001,612

The weighted-average grant date fair value of options granted was $3.40 and $5.12 per option for the three months ended March 31, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $5.3 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively, related to stock options. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $40.9 million, which the Company expects to recognize over a weighted-average period of 2.31 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2024	2023
Expected volatility	85.12%	83.55%
Risk-free interest rate	4.14%	3.80%
Expected life (in years)	6.07	6.05
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	27,008	$3.26
Vested	(27,008)	$3.26
Unvested balance at March 31, 2024	—	$—

The Company recorded stock-based compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, related to RSAs. As of March 31, 2024, there was no unrecognized expense related to RSAs.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	103,750	$6.16
Vested	(10,625)	$6.44
Unvested balance at March 31, 2024	93,125	$6.12

The Company recorded stock-based compensation expense of $0.1 million for both the three months ended March 31, 2024 and 2023, related to RSUs. At March 31, 2024, the total unrecognized expense related to the RSUs was $0.5 million, which the Company expects to recognize over 1.87 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of March 31, 2024, had 2,168,434 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 549,142 shares were added to the ESPP.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the Company's compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million for each of the three months ended March 31, 2024 and 2023, related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 15, 2024, or our 2023 Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, inflation and interest rate risk, a potential recession, a potential temporary federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our novel, first-in-class SMARCA2 degrader compounds and our potent, highly selective and potentially best-in-class CDK9 inhibitor represent our best opportunities for demonstrating clinical proof-of-concept in 2024 and advancing into potential Phase 2/3 registration studies. In 2023, we also announced a global partnership with AbCellera Biologics Incorporated ("AbCellera") that will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. We also intend to explore continued clinical development with external partners for our CDK4/6.

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

Patients with SMARCA4 mutations or deletions have poor prognosis and limited treatment options. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in biomarker selected SMARCA4 mutant patients. To date, PRT3789 has demonstrated selective, potent and dose dependent degradation of SMARCA2 with an acceptable safety profile. Based on PK/PD and safety data to date, the Company expects to conclude monotherapy dose escalation in the middle of 2024 and identify recommended phase 2 doses. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations is ongoing. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate activity, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial. We expect to present initial data in the second half of 2024 from patients currently enrolled in the Phase 1 trial.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. The lead oral molecule, PRT7732, is currently in IND enabling studies and on track to enter Phase 1 clinical development in the second half of 2024. PRT7732 is structurally distinct from PRT3789 and in addition, may provide clinically meaningful differences, including potential utility in earlier lines of therapy.

As one of our first precision ADC programs, we and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers beyond those targeted by our SMARCA2 selective degraders, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, we and AbCellera will jointly discover, develop, and commercialize products emerging from the collaboration. AbCellera will lead manufacturing activities and we will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

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

The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing as monotherapy in hematological indications, such as B-cell malignancies and acute myeloid leukemia (AML), and we have initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in the middle of 2024. A second cohort of patients with AML is expected to initiate in the first half of 2024.

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

PRT3645 is a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 has been completed. At the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. Having completed the dose escalation portion of the Phase 1 clinical trial of PRT3645, we intend to explore continued clinical development with external partners.

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $31.4 million and $27.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $487.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities and potential commercialization efforts. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants and legal support, among other expenses. The costs associated with being a public company include expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities and grant income received from the State of Delaware. We anticipate re-applying for grants from the State of Delaware from time to time as long as we maintain qualifying headcount levels.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations.

	Three months ended March 31,		Change
(in thousands)	2024	2023
Operating expenses:
Research and development	$27,409	$21,834	$5,575
General and administrative	6,934	7,281	(347)
Total operating expenses	34,343	29,115	5,228
Loss from operations	(34,343)	(29,115)	(5,228)
Other income, net	2,912	1,397	1,515
Net loss	$(31,431)	$(27,718)	$(3,713)

Research and Development Expenses

Research and development expenses increased from $21.8 million for the three months ended March 31, 2023 to $27.4 million for the three months ended March 31, 2024. Research and development expenses increased primarily due to the timing of our clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Three months ended March 31,
(in thousands)	2024	2023
PRT3789	$4,161	$1,432
PRT2527	2,055	1,078
PRT3645	683	533
Discovery programs	6,736	4,156
Other	127	2,288
Internal costs, including personnel related	13,647	12,347
	$27,409	$21,834

General and Administrative Expenses

General and administrative expenses decreased from $7.3 million for the three months ended March 31, 2023 to $6.9 million for the three months ended March 31, 2024. General and administrative expenses decreased primarily due to a decrease in non-cash expense related to stock-based compensation, partially offset by an increase in professional fees incurred as we expand our operations to support our research and development efforts.

Other Income, net

Other income, net increased from $1.4 million for the three months ended March 31, 2023, to $2.9 million for the three months ended March 31, 2024 primarily due to interest earned on the investment of our cash balance as a result of higher interest rates and higher investment balances.

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

As of March 31, 2024, we had $201.9 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024 will be sufficient to fund operating expenses and capital expenditure requirements into 2026. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants.

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

We did not issue any securities during the first quarter of 2024.

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

In March 2023, we filed a prospectus supplement to our existing shelf registration statement on Form S-3, or the Shelf Registration Statement. The Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. The Shelf Registration statement expiries in November 2024, and as of March 31, 2024 there was $187.0 million remaining under the Shelf Registration Statement. In March 2023, in connection with filing a prospectus supplement to our Shelf Registration Statement, we entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the

Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of March 31, 2024.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(31,791)	$(30,134)
Net cash provided by investing activities	31,221	17,999
Net cash used in financing activities	(14)	(269)
Net decrease in cash, cash equivalents and restricted cash	$(584)	$(12,404)

Operating Activities

During the three months ended March 31, 2024, we used $31.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $31.4 million and a $5.2 million net increase in our operating assets and liabilities, offset by noncash charges of $4.8 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities of $31.2 million consisted primarily of $37.0 million in proceeds from maturities of marketable securities, partially offset by $5.5 million in purchases of marketable securities. During the three months ended March 31, 2023, net cash provided by investing activities of $18.0 million consisted primarily of $26.0 million in proceeds from maturities of marketable securities partially offset by $7.2 million used for purchases of marketable securities.

Financing Activities

For the three months ended March 31, 2023 net cash used in financing activities was $0.3 million related to the payment of offering costs.

Critical Accounting Estimates

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation, exemption to the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering (i.e. December 31, 2025), (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending March 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2024, in addition to the risk factors that appear below.

Risks Related to Our Dependence on Third Parties

Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations and escalation of tensions between China and Taiwan, such as recent step up of military exercises around Taiwan by China, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

There have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

Risks Related to Our Business and Industry

The Company may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and Chinese anti-corruption law.

The Company is subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments, foreign government officials and political parties by U.S. persons as defined by the statute for purposes of obtaining or retaining businesses. The Company may have agreements with third parties who may make sales in mainland China and the U.S., during the process of which the Company may be exposed to corruption. Activities in Taiwan create the risk of unauthorized payments or offers of payments by an employee, consultant or agent of the Company, because these parties are not always subject to the Company’s control.

Although the Company believes to date it has complied in all material aspects with the provisions of the FCPA and Chinese anti-corruption law, the existing safeguards and any future improvements may prove to be less than effective and any of the Company’s employees, consultants or agents may engage in corruptive conduct for which the Company might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions against the Company and individuals and therefore could negatively affect the Company’s business, operating results and financial condition. In addition, the Taiwanese government may seek to hold the Company liable as a successor for FCPA violations committed by companies in which the Company invests or acquires.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: May 7, 2024	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2024	By:	/s/ Bryant Lim
Bryant Lim
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)