Form 10-Q
period 2024-06-30
Prelude Therapeutics Inc
filed 2024-08-12
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 55,024,470 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,828	$25,291
Marketable securities	152,016	207,644
Prepaid expenses and other current assets	2,870	2,654
Total current assets	182,714	235,589
Restricted cash	4,044	4,044
Property and equipment, net	7,554	7,325
Operating lease right-of-use asset	29,574	30,412
Other assets	405	295
Total assets	$224,291	$277,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,170	$4,580
Accrued expenses and other current liabilities	11,426	15,768
Deferred revenue	3,000	—
Operating lease liability	2,232	1,481
Finance lease liability	507	—
Total current liabilities	23,335	21,829
Other liabilities	3,215	3,339
Operating lease liability	15,465	15,407
Total liabilities	42,015	40,575
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 42,158,224 and 42,063,995 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 shares issued and outstanding at both June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	705,122	693,252
Accumulated other comprehensive (loss) income	(290)	223
Accumulated deficit	(522,561)	(456,390)
Total stockholders’ equity	182,276	237,090
Total liabilities and stockholders’ equity	$224,291	$277,665

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses:
Research and development	$29,509	$24,966	$56,918	$46,800
General and administrative	7,655	7,432	14,589	14,713
Total operating expenses	37,164	32,398	71,507	61,513
Loss from operations	(37,164)	(32,398)	(71,507)	(61,513)
Other income, net	2,424	1,967	5,336	3,364
Net loss	$(34,740)	$(30,431)	$(66,171)	$(58,149)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.54)	$(0.87)	$(1.12)
Weighted average common shares outstanding, basic and diluted	75,762,152	56,240,491	75,748,989	52,012,330
Comprehensive loss:
Net loss	$(34,740)	$(30,431)	$(66,171)	$(58,149)
Unrealized (loss) gain on marketable securities, net of tax	(55)	(313)	(513)	981
Comprehensive loss	$(34,795)	$(30,744)	$(66,684)	$(57,168)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2024	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 4,285 shares withheld for employee taxes	7,510	—	—	—	(14)	—	—	(14)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(458)	—	(458)
Stock-based compensation expense	—	—	—	—	5,547	—	—	5,547
Net loss	—	—	—	—	—	—	(31,431)	(31,431)
Balance at March 31, 2024	42,071,505	$4	12,850,259	$1	$698,785	$(235)	$(487,821)	$210,734
Issuance of common stock upon exercise of stock options & vesting of RSU's, net of 3,722 shares withheld for employee taxes	7,803	—	—	—	(16)	—	—	(16)
Issuance of common stock under ESPP	78,916	—	—	—	255	—	—	255
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	6,098	—	—	6,098
Net loss	—	—	—	—	—	—	(34,740)	(34,740)
Balance at June 30, 2024	42,158,224	$4	12,850,259	$1	$705,122	$(290)	$(522,561)	$182,276

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

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(66,171)	$(58,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	878	559
Noncash lease expense	811	874
Stock-based compensation	11,645	12,989
Amortization of premium and discount on marketable securities, net	(2,873)	(805)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(216)	(2,540)
Accounts payable	1,708	(1,333)
Deferred revenue	3,000	—
Accrued expenses and other liabilities	(4,466)	(4,493)
Long-term prepaid expenses and other long-term assets	—	(4,010)
Operating lease liabilities	836	(894)
Net cash used in operating activities	(54,848)	(57,802)
Cash flows provided by investing activities:
Purchases of marketable securities	(13,372)	(128,134)
Proceeds from maturities of marketable securities	71,360	72,500
Purchases of property and equipment	(648)	(1,793)
Net cash provided by (used in) investing activities	57,340	(57,427)
Cash flows used in financing activities:
Payment of offering costs	(84)	—
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	110,691
Proceeds from the issuance of common stock under ESPP	255	348
Proceeds from the issuance of common stock in connection with the exercise of stock options	4	31
Payment of withholding taxes related to stock-based compensation to employees	(34)	—
Principal payments on finance lease liabilities	(96)	—
Net cash provided by financing activities	45	111,070
Net increase (decrease) in cash, cash equivalents and restricted cash	2,537	(4,159)
Cash, cash equivalents, and restricted cash at beginning of period	29,335	34,649
Cash, cash equivalents, and restricted cash at end of period	$31,872	$30,490

Supplemental disclosures of non-cash activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$19	$30
Offering costs in accrued expenses and other current liabilities	$—	$67
Offering costs in accounts payable	$26	$201
Unrealized (loss) gain on marketable securities	$(513)	$981

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $522.6 million at June 30, 2024. The Company has no product revenue to-date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes its cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

3. Summary of significant accounting policies

The complete summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2023 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2024. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2024 and December 31, 2023.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$27,828	$25,291
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$31,872	$29,335

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

Revenue Recognition

In May 2024, the Company and Pathos AI, Inc. (“Pathos”) entered into a license agreement under which the Company granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811 which is being accounted for under Accounting Standard Codification 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company's revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

The Company evaluates all promised goods and services within a customer contract and determines which goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract.

The transaction price is determined based on the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company recognizes a liability when the Company has received payment but has not yet satisfied the related performance obligations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Unvested restricted stock awards	—	81,044
Unvested restricted stock units	82,500	125,000
Stock options	15,180,727	12,083,788
	15,263,227	12,289,832

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

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
June 30, 2024
Marketable securities:
Agency securities	$8,463	$—	$(10)	$8,453
Corporate debt securities	56,665	7	(141)	56,531
U.S. government securities	87,178	—	(146)	87,032
Total marketable securities	$152,306	$7	$(297)	$152,016

December 31, 2023
Marketable securities:
Agency securities	$10,431	$19	$—	$10,450
Corporate debt securities	67,806	193	(20)	67,979
U.S. government securities	129,184	72	(41)	129,215
Total marketable securities	$207,421	$284	$(61)	$207,644

The Company’s marketable securities generally have contractual maturity dates of 19 months or less. As of June 30, 2024, the Company had 39 securities with a total fair market value of $144.8 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024
Assets
Cash equivalents:
Money Market Funds	$5,164	$—	$—
U.S. government securities	—	21,383	—
Total cash equivalents	5,164	21,383	—

Marketable securities:
Agency securities	—	8,453	—
Corporate debt securities	—	56,531	—
U.S. government securities	—	87,032	—
Total marketable securities	—	152,016	—
Total financial assets	$5,164	$173,399	$—

December 31, 2023
Assets
Cash equivalents:
Money Market Funds	$24,369	$—	$—

Marketable securities:
Agency securities	$—	$10,450	$—
Corporate debt securities	—	67,979	—
U.S. government securities	—	129,215	—
Total marketable securities	—	207,644	—
Total financial assets	$24,369	$207,644	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Compensation and related benefits	$5,639	$9,157
Research and development	5,332	5,666
Other	455	945
	$11,426	$15,768

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

Shelf Registration Statements

In November 2021, the Company filed a shelf registration statement (the "2021 Shelf Registration Statement") which permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. The 2021 Shelf Registration Statement expiries in November 2024, and as of June 30, 2024, there was $187.0 million remaining under the 2021 Shelf Registration Statement.

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expiries in May 2027, and as of June 30, 2024, there was $400.0 million remaining under the 2024 Shelf Registration statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to its 2021 Shelf Registration Statement, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the 2021 Shelf Registration Statement. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At June 30, 2024, there was $75.0 million remaining under the Sales Agreement.

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

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2024, no pre-funded warrants had been exercised.

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

The Company did not conduct any financings during the first six months of 2024.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of June 30, 2024. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In April 2024, the Company entered into a 12 month finance lease for equipment.

Our operating lease costs for the three and six months ended June 30, 2024 were $1.0 million and $2.1 million, respectively. Our operating lease costs for the three and six months ended June 30, 2023 were $0.4 million and $0.9 million, respectively. Supplemental balance sheet and other information related to our operating and finance leases as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)
Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$29,574	$30,412
Finance	Property and equipment, net	583	—
Total leased assets		$30,157	$30,412
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,232	$1,481
Finance	Current liabilities, finance lease liability	507	—
Non-Current:
Operating	Operating lease liability	15,465	15,407
Total lease liabilities		$18,204	$16,888

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		10.5%
Weighted-average remaining lease term (years)
Operating lease		13.0	13.5
Finance lease		0.8

Supplemental cash flow information related to our leases for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$467	$964
Operating cash flows from finance lease	10	—
Financing cash flows from finance lease	96	—
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Finance lease	603	—

Future minimum annual lease payments for operating and finance lease at June 30, 2024 are as follows:

(in thousands)	Operating lease	Finance lease
2024 (remaining)	$1,145	$319
2025	2,746	213
2026	2,979	-
2027	3,054	-
2028	3,130	-
2029	3,209	-
Thereafter	26,427	-
Total undiscounted lease payments	42,690	532
Less imputed interest	(24,993)	(25)
Lease liability	$17,697	$507

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the accompanying balance sheet as restricted cash as of June 30, 2024. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $2.4 million in reimbursements over three years for the development of lab space and up to $3.1 million to increase jobs in Delaware to meet specific targeted levels through 2023, which was extended to 2026 during the second quarter of 2024. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash grants of $3.4 million from the State of Delaware for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities in the accompanying balance sheet. The Company recognizes the grant funds in other income as grant income over the length of the lease term. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis. As of June 30, 2024, the Company has received $0.5 million for increasing jobs which has been recorded in Other income.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For both the three months ended June 30, 2024 and 2023, the Company made matching contributions of $0.2 million.

Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the three and six months ended June 30, 2024.

License Agreement

In May 2024, the Company and Pathos AI, Inc. ("Pathos") entered into a license agreement under which the Company granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811. Under the terms of the license agreement, the Company received a $3.0 million upfront, non-refundable payment. The agreement also includes a near term $4.0 million payment upon the earlier of 180 days following the effective date of the license agreement or the execution of a quality agreement between the parties pursuant to which the Company will transfer title to certain quantities of Active Pharmaceutical Ingredient (“API”). In addition, the Company may receive potential developmental milestone payments up to $37.0 million, potential sales milestone payments up to $100 million and a range of high single-digit to low double-digit royalties on PRT811 global net sales.

The Company assessed the license agreement with Pathos in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that Pathos is a customer. The license agreement with Pathos includes the transfer of the following goods or services: (i) exclusive license to PRT811, (ii) transfer of licensed know-how and materials (i.e. datasets, regulatory and manufacturing documents, etc.), (iii) participation in a Joint Communication Committee ("JCC"), and (iv) execution of a quality agreement pursuant to which the Company will transfer title to certain API. The Company evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that Pathos could not benefit from the license separately from the related know-how and materials, accordingly they represent one combined performance obligation. The execution of a quality agreement pursuant to which the Company will transfer title to certain API was identified as a separate performance obligation. The Company also determined the participation in the JCC is immaterial in the context of the license agreement as the Company has no decision-making ability through its participation in the JCC.

The transaction price is allocated to the performance obligation based upon relative standalone selling prices, which were estimated for (i) the exclusive license and know-how and materials using an adjusted market approach and (ii) execution of a quality agreement pursuant to which the Company will transfer title to certain API using a cost approach.

With respect to the accounting principles identified above, each performance obligation will be recognized at a point in time. The Company determined that the performance obligation for the license and transfer of related know-how and materials would be fully satisfied when the license is granted and key know-how and materials are transferred to Pathos as that is the point at which Pathos can fully use and benefit from the license to PRT811. The performance obligation for the execution of a quality agreement pursuant to which the Company will transfer title to certain API will be satisfied when the legal title to the API is transferred. Neither performance obligation was met as of June 30, 2024 and the $3.0 million upfront payment is included within deferred revenue on the balance sheet as of June 30, 2024. The Company estimates both performance obligations will be completed in the second half of 2024.

Other Research and Development Arrangements

The Company enters into agreements with clinical research organizations ("CROs") to assist in the performance of research and development activities. Expenditures to CROs represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of June 30, 2024, 4,460,925 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 2,745,712 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$3,421	$3,234	$6,431	$6,225
General and administrative	2,677	3,499	5,214	6,764
	$6,098	$6,733	$11,645	$12,989

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2024	11,898,446	$10.60	7.77
Granted	3,722,300	$4.44
Exercised	(2,070)	$1.89
Forfeited	(437,949)	$12.49
Outstanding at June 30, 2024	15,180,727	$9.04	7.84
Exercisable at June 30, 2024	7,698,104	$11.09	6.80

At June 30, 2024, the aggregate intrinsic value of outstanding options and exercisable options was $4.0 million and $3.9 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2024 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.56	2,935,802	6.71	$2.49	1,978,919	$1.83
$4.57 - $5.13	4,200,128	9.19	4.68	711,690	4.86
$5.14 - $11.72	4,552,156	8.29	7.83	2,021,599	8.09
$11.73 - $88.98	3,492,641	6.61	21.37	2,985,896	20.76
	15,180,727			7,698,104

The weighted-average grant date fair value of options granted was $3.29 and $5.04 per option for the six months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $6.0 million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively, related to stock options. The Company recorded stock-based compensation expense of $11.3 million and $12.4 million for the six months ended June 30, 2024 and 2023, respectively, related to stock options. As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $35.7 million, which the Company expects to recognize over a weighted-average period of 2.22 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2024	2023
Expected volatility	84.99%	83.51%
Risk-free interest rate	4.20%	3.80%
Expected life (in years)	6.05	6.02
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	27,008	$3.26
Vested	(27,008)	$3.26
Unvested balance at June 30, 2024	—	$—

The Company recorded stock-based compensation expense of nil and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, related to RSAs. The Company recorded stock-based compensation expense of $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, related to RSAs. As of June 30, 2024, there was no unrecognized expense related to RSAs.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	103,750	$6.16
Vested	(21,250)	$6.44
Unvested balance at June 30, 2024	82,500	$6.08

The Company recorded stock-based compensation expense of $0.1 million for both the six months ended June 30, 2024 and 2023, related to RSUs. At June 30, 2024, the total unrecognized expense related to the RSUs was $0.4 million, which the Company expects to recognize over 1.63 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of June 30, 2024, had 2,089,518 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 549,142 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, related to the ESPP.

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

Our novel, first-in-class SMARCA2 degrader compounds and our potent, highly selective and potentially best-in-class CDK9 inhibitor represent our best opportunities for demonstrating clinical proof-of-concept in 2024 and advancing into potential Phase 2/3 registration studies. In 2023, we announced a global partnership with AbCellera Biologics Incorporated ("AbCellera") that will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. We also intend to explore continued clinical development with external partners for our CDK4/6 inhibitor.

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

Patients with SMARCA4 mutations or deletions have a poor prognosis and as a result, this is an area of high unmet medical need. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in biomarker selected SMARCA4 mutant patients. To date, PRT3789 has demonstrated selective, potent and dose dependent degradation of SMARCA2 with an acceptable safety profile. Based on PK/PD and safety data to date, we expect to conclude monotherapy dose escalation in 2024 and identify a recommended Phase 2 dose. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations is ongoing, as is enrollment of combination with the docetaxel cohort. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate activity, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial. We expect to present interim Phase 1 data at the European Society of Medical Oncology (ESMO) Congress 2024 on September 13, 2024 from patients currently enrolled in the Phase 1 trial.

In July 2024, we signed an agreement with Merck for them to provide to us KEYTRUDA® (pembrolizumab), an anti-PD-1 monoclonal antibody (mAb), for further study in combination with PRT3789.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. In July 2024, we received IND clearance for the lead oral molecule, PRT7732, which we believe is on track to enter Phase 1 clinical development in the second half of 2024.

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

The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing as monotherapy in hematological indications, such as B-cell malignancies and acute myeloid leukemia (AML), and we have initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in 2024. Initiation of a second cohort of patients with AML occurred in the first half of 2024. Interim Phase 1 data is on track for presentation in the fourth quarter of 2024.

As discussed in our 2023 Annual Report on Form 10-K, last fiscal year, after concluding Phase 1 development of PRT1419, we decided to discontinue development of PRT1419 in order to prioritize our CDK9 inhibitor, PRT2527.

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

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $66.2 million and $58.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $522.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Revenue

To-date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. We expect to recognize revenue from our license agreement as we satisfy remaining performance obligations. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations.

	Three months ended June 30,		Change
(in thousands)	2024	2023
Operating expenses:
Research and development	$29,509	$24,966	$4,543
General and administrative	7,655	7,432	223
Total operating expenses	37,164	32,398	4,766
Loss from operations	(37,164)	(32,398)	(4,766)
Other income, net	2,424	1,967	457
Net loss	$(34,740)	$(30,431)	$(4,309)

Research and Development Expenses

Research and development expenses increased from $25.0 million for the three months ended June 30, 2023 to $29.5 million for the three months ended June 30, 2024. Research and development expenses increased primarily due to an increase in our chemistry, manufacturing, and controls ("CMC") expense to support our pre-clinical and clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Three months ended June 30,
(in thousands)	2024	2023
PRT3789	$4,714	$2,035
PRT2527	2,521	1,724
PRT3645	893	1,913
Discovery programs	7,665	4,487
Other	(136)	1,931
Internal costs, including personnel related	13,852	12,876
	$29,509	$24,966

General and Administrative Expenses

General and administrative expenses increased from $7.4 million for the three months ended June 30, 2023 to $7.7 million for the three months ended June 30, 2024. General and administrative expenses increased primarily due to an increase in professional fees incurred as we expand our operations to support our research and development efforts.

Other Income, net

Other income, net increased from $2.0 million for the three months ended June 30, 2023, to $2.4 million for the three months ended June 30, 2024 primarily due to interest earned on the investment of our cash balance as a result of higher interest rates and higher investment balances.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations.

	Six months ended June 30,		Change
(in thousands)	2024	2023
Operating expenses:
Research and development	$56,918	$46,800	$10,118
General and administrative	14,589	14,713	(124)
Total operating expenses	71,507	61,513	9,994
Loss from operations	(71,507)	(61,513)	(9,994)
Other income, net	5,336	3,364	1,972
Net loss	$(66,171)	$(58,149)	$(8,022)

Research and Development Expenses

Research and development expenses increased from $46.8 million for the six months ended June 30, 2023 to $56.9 million for the six months ended June 30, 2024. Research and development expenses increased primarily due to the timing of our clinical research programs as well as an increase in our CMC expense to support our pre-clinical and clinical research programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Six months ended June 30,
(in thousands)	2024	2023
PRT3789	$8,875	$3,467
PRT2527	4,576	2,802
PRT3645	1,576	2,446
Discovery programs	14,401	8,643
Other	(9)	4,219
Internal costs, including personnel related	27,499	25,223
	$56,918	$46,800

General and Administrative Expenses

General and administrative expenses remained relatively flat between periods.

Other Income, net

Other income, net increased from $3.4 million for the six months ended June 30, 2023, to $5.3 million for the six months ended June 30, 2024 primarily due to interest earned on the investment of our cash balance as a result of higher interest rates and higher investment balances.

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

As of June 30, 2024, we had $179.8 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund operating expenses and capital expenditure requirements into 2026. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants.

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

We did not issue any securities during the first or second quarter of 2024.

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

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expiries in May 2027, and as of June 30, 2024 there was $400.0 million remaining under the 2024 Shelf Registration Statement.

In March 2023, we filed a prospectus supplement to our existing shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement"). The 2021 Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. The 2021 Shelf Registration Statement expires in November 2024, and as of June 30, 2024 there was $187.0 million remaining under the 2021 Shelf Registration Statement. In March 2023, in connection with filing a prospectus supplement to our 2021 Shelf Registration Statement, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the 2021 Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of June 30, 2024.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(54,848)	$(57,802)
Net cash provided by (used in) investing activities	57,340	(57,427)
Net cash provided by financing activities	45	111,070
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,537	$(4,159)

Operating Activities

During the six months ended June 30, 2024, we used $54.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $66.2 million offset by noncash charges of $10.5 million, which primarily consisted of stock-based compensation, and $0.9 million net decrease in our operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities of $57.3 million consisted primarily of $71.4 million in proceeds from maturities of marketable securities, partially offset by $13.4 million in purchases of marketable securities. During the six months ended June 30, 2023, net cash used in investing activities of $57.4 million consisted primarily of $128.1 million in purchases of marketable securities, partially offset by $72.5 million in proceeds from maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2024 net cash provided by financing activities was primarily from proceeds received from the issuance of common stock under the employee stock purchase plan, offset by principal payments on our finance lease and the payment of offering costs related to the shelf registration statement. For the six months ended June 30, 2023, net cash provided by financing activities was $111.1 million which was primarily the result of $110.7 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs.

Critical Accounting Estimates

Revenue Recognition

In May 2024, the Company and Pathos AI, Inc. (“Pathos”) entered into a license agreement under which we granted to Pathos an exclusive, sublicensable, world-wide license to our selective, brain-penetrant PRMT5 inhibitor, PRT811, which is being accounted for under Accounting Standard Codification 606 – Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Our revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

We apply significant judgment when we determine which goods and services are separate performance obligations, allocate the transaction price, and determine when a performance obligation has been satisfied. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. We recognize a liability when we have received payment but have not yet satisfied the related performance obligations.

During the three months ended June 30, 2024, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we remain a smaller reporting company once we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending June 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are no longer developing our PRMT5 inhibitor, PRT811, and are dependent on our license agreement with Pathos AI, Inc. to develop and commercialize the asset.

Pursuant to the terms of the license agreement with Pathos (the “Pathos License Agreement”), we granted an exclusive, world-wide license for our selective, brain-penetrant PRMT5 inhibitor, PRT811. Consequently, the commercial success of PRT811 will depend in significant part on the efforts of Pathos. Pathos will pay us milestone payments upon the achievement of specified development and sales milestone events, as well as royalties on sales of the licensed products. If Pathos is unable to commercialize PRT811, or determines not to pursue development or commercialization of PRT811, we will not receive any sales milestones or royalty payments under the Pathos License Agreement.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Prelude Therapeutics Incorporated

Date: August 12, 2024	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2024	By:	/s/ Bryant Lim
Bryant Lim
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)