Form 10-Q
period 2024-09-30
Prelude Therapeutics Inc
filed 2024-11-06
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 55,035,170 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,134	$25,291
Marketable securities	142,492	207,644
Prepaid expenses and other current assets	2,761	2,654
Total current assets	156,387	235,589
Restricted cash	4,044	4,044
Property and equipment, net	7,202	7,325
Operating lease right-of-use asset	29,182	30,412
Other assets	405	295
Total assets	$197,220	$277,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,921	$4,580
Accrued expenses and other current liabilities	13,579	15,768
Operating lease liability	2,365	1,481
Finance lease liability	359	—
Total current liabilities	22,224	21,829
Other liabilities	3,153	3,339
Operating lease liability	15,412	15,407
Total liabilities	40,789	40,575
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 42,178,012 and 42,063,995 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 shares issued and outstanding at both September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	711,091	693,252
Accumulated other comprehensive income	167	223
Accumulated deficit	(554,832)	(456,390)
Total stockholders’ equity	156,431	237,090
Total liabilities and stockholders’ equity	$197,220	$277,665

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue from license agreement	$3,000	$—	$3,000	$—

Operating expenses
Research and development	29,457	26,261	86,375	73,061
General and administrative	7,919	7,124	22,508	21,837
Total operating expenses	37,376	33,385	108,883	94,898
Loss from operations	(34,376)	(33,385)	(105,883)	(94,898)
Other income, net	2,105	2,777	7,441	6,141
Net loss	$(32,271)	$(30,608)	$(98,442)	$(88,757)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.43)	$(0.45)	$(1.30)	$(1.55)
Weighted average common shares outstanding, basic and diluted	75,855,949	67,639,993	75,784,902	57,278,795
Comprehensive loss:
Net loss	$(32,271)	$(30,608)	$(98,442)	$(88,757)
Unrealized gain (loss) on marketable securities, net of tax	457	106	(56)	1,087
Comprehensive loss	$(31,814)	$(30,502)	$(98,498)	$(87,670)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2024	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 4,285 shares withheld for employee taxes	7,510	—	—	—	(14)	—	—	(14)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(458)	—	(458)
Stock-based compensation expense	—	—	—	—	5,547	—	—	5,547
Net loss	—	—	—	—	—	—	(31,431)	(31,431)
Balance at March 31, 2024	42,071,505	$4	12,850,259	$1	$698,785	$(235)	$(487,821)	$210,734
Issuance of common stock upon exercise of stock options & vesting of RSU's, net of 3,722 shares withheld for employee taxes	7,803	—	—	—	(16)	—	—	(16)
Issuance of common stock under ESPP	78,916	—	—	—	255	—	—	255
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	6,098	—	—	6,098
Net loss	—	—	—	—	—	—	(34,740)	(34,740)
Balance at June 30, 2024	42,158,224	$4	12,850,259	$1	$705,122	$(290)	$(522,561)	$182,276
Issuance of common stock upon exercise of stock options & vesting of RSU's, net of 3,722 shares withheld for employee taxes	19,788	—	—	—	43	—	—	43
Unrealized gain on marketable securities	—	—	—	—	—	457	—	457
Stock-based compensation expense	—	—	—	—	5,926	—	—	5,926
Net loss	—	—	—	—	—	—	(32,271)	(32,271)
Balance at September 30, 2024	42,178,012	$4	12,850,259	$1	$711,091	$167	$(554,832)	$156,431

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock upon exercise of stock options & vesting of RSUs	17,224	—	—	—	28	—	—	28
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,294	—	1,294
Stock-based compensation expense	—	—	—	—	6,256	—	—	6,256
Net loss	—	—	—	—	—	—	(27,718)	(27,718)
Balance at March 31, 2023	36,514,218	$4	11,402,037	$1	$537,966	$(398)	$(362,276)	$175,297
Issuance of common stock and prefunded warrants, net of issuance costs of $2.6 million	5,312,978	—	1,448,222	—	110,423	—	—	110,423
Issuance of common stock upon exercise of stock options & vesting of RSU's	40,461	—	—	—	3	—	—	3
Issuance of common stock under ESPP	90,799	—	—	—	348	—	—	348
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(313)	—	(313)
Stock-based compensation expense	—	—	—	—	6,733	—	—	6,733
Net loss	—	—	—	—	—	—	(30,431)	(30,431)
Balance at June 30, 2023	41,958,456	$4	12,850,259	$1	$655,473	$(711)	$(392,707)	$262,060
Issuance of common stock upon vesting of RSU's, net of 3,609 shares withheld for employee taxes	7,016	—	—	—	(16)	—	—	(16)
Unrealized gain on marketable securities	—	—	—	—	—	106	—	106
Stock-based compensation expense, net of forfeitures of restricted stock awards	—	—	—	—	6,715	—	—	6,715
Net loss	—	—	—	—	—	—	(30,608)	(30,608)
Balance at September 30, 2023	41,965,472	$4	12,850,259	$1	$662,172	$(605)	$(423,315)	$238,257

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(98,442)	$(88,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,283	838
Noncash lease expense	1,203	1,328
Stock-based compensation	17,571	19,704
Amortization of premium and discount on marketable securities, net	(3,688)	(2,402)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107)	(2,053)
Accounts payable	1,495	(1,805)
Accrued expenses and other liabilities	(2,375)	(1,873)
Long-term prepaid expenses and other long-term assets	—	(7,108)
Operating lease liabilities	916	(1,357)
Net cash used in operating activities	(82,144)	(83,485)
Cash flows provided by investing activities:
Purchases of marketable securities	(45,366)	(162,248)
Proceeds from maturities of marketable securities	114,150	122,250
Purchases of property and equipment	(711)	(2,384)
Net cash provided by (used in) investing activities	68,073	(42,382)
Cash flows used in financing activities:
Payment of offering costs	(110)	—
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	110,795
Proceeds from the issuance of common stock under ESPP	255	348
Proceeds from the issuance of common stock in connection with the exercise of stock options	60	31
Payment of withholding taxes related to stock-based compensation to employees	(47)	(16)
Principal payments on finance lease liabilities	(244)	—
Net cash (used in) provided by financing activities	(86)	111,158
Net decrease in cash, cash equivalents and restricted cash	(14,157)	(14,709)
Cash, cash equivalents, and restricted cash at beginning of period	29,335	34,649
Cash, cash equivalents, and restricted cash at end of period	$15,178	$19,940

Supplemental disclosures of non-cash activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9	$254
Offering costs in accrued expenses and other current liabilities	$—	$28
Offering costs in accounts payable	$—	$34
Unrealized (loss) gain on marketable securities	$(56)	$1,087

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $554.8 million at September 30, 2024. The Company has no product revenue to-date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes its cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2024. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2024 and December 31, 2023.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$11,134	$25,291
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$15,178	$29,335

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

Revenue Recognition

The Company recognizes revenue under Accounting Standard Codification 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company's revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Unvested restricted stock awards	—	54,026
Unvested restricted stock units	71,875	114,375
Stock options	15,036,871	12,134,205
Employee stock purchase plan	99,150	74,248
	15,207,896	12,376,854

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

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
September 30, 2024
Marketable securities:
Agency securities	$8,570	$6	$—	$8,576
Corporate debt securities	68,170	128	(7)	68,291
U.S. government securities	65,585	41	(1)	65,625
Total marketable securities	$142,325	$175	$(8)	$142,492

December 31, 2023
Marketable securities:
Agency securities	$10,431	$19	$—	$10,450
Corporate debt securities	67,806	193	(20)	67,979
U.S. government securities	129,184	72	(41)	129,215
Total marketable securities	$207,421	$284	$(61)	$207,644

The Company’s marketable securities generally have contractual maturity dates of 16 months or less. As of September 30, 2024, the Company had 9 securities with a total fair market value of $23.0 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024
Assets
Cash equivalents:
Money Market Funds	$6,149	$—	$—
U.S. government securities	—	3,499	—
Total cash equivalents	6,149	3,499	—

Marketable securities:
Agency securities	$—	$8,576	$—
Corporate debt securities	—	68,291	—
U.S. government securities	—	65,625	—
Total marketable securities	—	142,492	—
Total financial assets	$6,149	$145,991	$—

December 31, 2023
Assets
Cash equivalents:
Money Market Funds	$24,369	$—	$—

Marketable securities:
Agency securities	$—	$10,450	$—
Corporate debt securities	—	67,979	—
U.S. government securities	—	129,215	—
Total marketable securities	—	207,644	—
Total financial assets	$24,369	$207,644	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Compensation and related benefits	$7,594	$9,157
Research and development	5,184	5,666
Other	801	945
	$13,579	$15,768

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

Shelf Registration Statements

In November 2021, the Company filed a shelf registration statement (the "2021 Shelf Registration Statement") which permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. The 2021 Shelf Registration Statement expires on November 24, 2024, and as of September 30, 2024, there was $187.0 million remaining under the 2021 Shelf Registration Statement.

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of September 30, 2024, there was $400.0 million remaining under the 2024 Shelf Registration statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to its 2021 Shelf Registration Statement, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the 2021 Shelf Registration Statement. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At September 30, 2024, there was $75.0 million remaining under the Sales Agreement.

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

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2024, no pre-funded warrants had been exercised.

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

The Company did not conduct any financings during the nine months ended September 30, 2024.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of September 30, 2024. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In April 2024, the Company entered into a 12 month finance lease for equipment.

Our operating lease costs for the three and nine months ended September 30, 2024 were $1.2 million and $3.3 million, respectively. Our operating lease costs for the three and nine months ended September 30, 2023 were $0.5 million and $1.6 million, respectively. Supplemental balance sheet and other information related to our operating and finance leases as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)
Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$29,182	$30,412
Finance	Property and equipment, net	553	—
Total leased assets		$29,735	$30,412
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,365	$1,481
Finance	Current liabilities, finance lease liability	359	—
Non-Current:
Operating	Operating lease liability	15,412	15,407
Total lease liabilities		$18,136	$16,888

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		10.5%
Weighted-average remaining lease term (years)
Operating lease		12.7	13.5
Finance lease		0.6

Supplemental cash flow information related to our leases for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,051	$1,446
Operating cash flows from finance lease	22	—
Financing cash flows from finance lease	244	—
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Finance lease	603	—

Future minimum annual lease payments for operating and finance lease at September 30, 2024 are as follows:

(in thousands)	Operating lease	Finance lease
2024 (remaining)	$561	$159
2025	2,746	213
2026	2,979	-
2027	3,054	-
2028	3,130	-
2029	3,209	-
Thereafter	26,427	-
Total undiscounted lease payments	42,106	372
Less imputed interest	(24,329)	(13)
Lease liability	$17,777	$359

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the accompanying balance sheet as restricted cash as of September 30, 2024. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $2.4 million in reimbursements over three years for the development of lab space and up to $3.1 million to increase jobs in Delaware to meet specific targeted levels through 2023, which was extended to 2026 during the second quarter of 2024. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash grants of $3.4 million from the State of Delaware for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities in the accompanying balance sheet. The Company recognizes the grant funds in other income as grant income over the length of the lease term. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis. As of September 30, 2024, the Company has received $0.5 million for increasing jobs since the date the grant was approved, which has been recorded in other income.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For the three months ended September 30, 2024 and 2023, the Company made matching contributions of $0.2 million and $0.1 million, respectively. For nine months ended September 30, 2024 and 2023, the Company made matching contributions of $0.6 million and $0.5 million, respectively.

Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the three and nine months ended September 30, 2024.

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

The transaction price is allocated to the performance obligation based upon relative standalone selling prices, which were estimated for (i) the exclusive license and know-how and materials at $3.0 million using an adjusted market approach and (ii) execution of a quality agreement pursuant to which the Company will transfer title to certain API at $4.0 million using a cost plus margin approach.

With respect to the accounting principles identified above, each performance obligation will be recognized at a point in time. The Company determined that the performance obligation for the license and transfer of related know-how and materials would be fully satisfied when the license is granted and key know-how and materials are transferred to Pathos as that is the point at which Pathos can fully use and benefit from the license to PRT811. The performance obligation for the execution of a quality agreement pursuant to which the Company will transfer title to certain API will be satisfied when the legal title to the API is transferred. During the third quarter of 2024, the Company satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million previously deferred. The Company will recognize revenue of $4.0 million in the fourth quarter of 2024 as the performance obligation for the execution of the quality agreement pursuant to which the Company transferred title to certain API was completed in early October 2024.

Other Research and Development Arrangements

The Company enters into agreements with clinical research organizations ("CROs") to assist in the performance of research and development activities. Expenditures to CROs represent a significant cost in clinical development for the Company.

9. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of September 30, 2024, 4,591,896 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 2,745,712 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$3,403	$3,319	$9,834	$9,544
General and administrative	2,523	3,396	7,737	10,160
	$5,926	$6,715	$17,571	$19,704

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2024	11,898,446	$10.60	7.77
Granted	3,830,800	$4.48
Exercised	(14,955)	$3.98
Forfeited	(677,420)	$12.18
Outstanding at September 30, 2024	15,036,871	$8.98	7.58
Exercisable at September 30, 2024	8,148,514	$11.04	6.57

At September 30, 2024, the aggregate intrinsic value of both outstanding options and exercisable options was $0.5 million.

The following table summarizes information about stock options outstanding at September 30, 2024 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.56	2,899,916	6.43	$2.48	2,008,650	$1.87
$4.57 - $5.13	4,105,590	8.89	4.68	768,257	4.86
$5.14 - $11.72	4,571,039	8.06	7.79	2,225,341	8.09
$11.73 - $88.98	3,460,326	6.35	21.10	3,146,266	20.49
	15,036,871			8,148,514

The weighted-average grant date fair value of options granted was $3.31 and $4.97 per option for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $5.8 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively, related to stock options. The Company recorded stock-based compensation expense of $17.1 million and $18.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to stock options. As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $29.9 million, which the Company expects to recognize over a weighted-average period of 2.59 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended September 30,
	2024	2023
Expected volatility	84.97%	83.53%
Risk-free interest rate	4.19%	3.81%
Expected life (in years)	6.05	6.02
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	27,008	$3.26
Vested	(27,008)	$3.26
Unvested balance at September 30, 2024	—	$—

The Company recorded stock-based compensation expense of $0.1 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, related to RSAs. As of September 30, 2024, there was no unrecognized expense related to RSAs.

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2024	103,750	$6.16
Vested	(31,875)	$6.44
Unvested balance at September 30, 2024	71,875	$6.03

The Company recorded stock-based compensation expense of $0.1 million for both the three months ended September 30, 2024 and 2023, related to RSUs. The Company recorded stock-based compensation expense of $0.2 million for both the nine months ended September 30, 2024 and 2023, related to RSUs. At September 30, 2024, the total unrecognized expense related to the RSUs was $0.4 million, which the Company expects to recognize over 1.38 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of September 30, 2024, had 2,089,518 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2024, 549,142 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.2 million for both the nine months ended September 30, 2024 and 2023 related to the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 15, 2024, or our 2023 Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our ability to develop our clinical candidates, inflation and interest rate risk, a potential recession, a potential temporary federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Patients with SMARCA4 mutated cancer have a poor prognosis. This represents an area of high unmet medical need. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in patients with biomarker selected SMARCA4 mutated cancers. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate activity, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a registrational clinical trial. We presented the first interim clinical data updates of the Phase 1 dose escalation study at the European Society of Medical Oncology (ESMO) Congress 2024 and the 36th EORTC-NCI-AACR Symposium. As reported by investigators, PRT3789 was generally safe and well-tolerated at doses tested to date. Of the 26 advanced NSCLC or esophageal patients with Class 1 (loss of function) mutations who were evaluable for efficacy, RECIST confirmed partial responses (PRs) were observed in 4 patients (2 esophageal, 2 NSCLC). Of the 9 patients with Class 1 mutations treated at doses of 283 mg or higher, two had RECIST confirmed partial responses and both were NSCLC patients. Tumor shrinkage was observed in patients with both Class 1 and Class 2 SMARCA4 mutations. Additional patients on-study demonstrated clinical benefit as measured by prolonged SD, including one advanced NSCLC patient who remains stable and on study having been treated for more than a year. Initial observations of safety from evaluable patients in the PRT3789 plus docetaxel combination dose escalation arm of the trial were also presented. To date, PRT3789 in combination with docetaxel demonstrated an acceptable safety profile, with no dose limiting toxicities or study drug serious adverse events reported.

Enrollment remains on track, and the Company expects to conclude monotherapy dose escalation by year end 2024 and identify a dose for advancement to registrational trials. In addition, enrollment of patients into back-fill cohorts enriched for NSCLC and SMARCA4 loss-of-function mutations is ongoing, as is enrollment of the combination with docetaxel cohort.

The Company also initiated a Phase 2 clinical trial evaluating PRT3789 in combination with KEYTRUDA® (pembrolizumab) in patients with SMARCA4-mutated cancers, per the previously announced collaboration with Merck.

Our discovery team has identified a series of highly selective and orally bioavailable SMARCA2 degraders. In July 2024, we received IND clearance for the lead oral molecule, PRT7732. The Company initiated and enrolled our first patients in a phase 1 multi-dose escalation trial of PRT7732 (NCT06560645) in biomarker selected SMARCA4 mutated cancers.

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

The Company presented the first preclinical data from its precision ADC platform at the 36th EORTC-NCI-AACR Symposium in October 2024. The data demonstrated potent activity of a SMARCA 2/4 degrader payload when conjugated to a range of commercially available antibodies, including PSMA, TROP2, C-MET, CEACAM5, and CD33. The SMARCA2/4 degrader payload conjugated to an anti-PSMA antibody demonstrated tumor regressions and significantly better in vivo efficacy compared to a traditional PSMA-targeted cytotoxic ADC in xenograft models of prostate cancer at well tolerated doses.

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

The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose. The overall safety profile observed in this study supports further development of PRT2527 in hematologic malignancies (NCT05665530). In this study, PRT2527 is advancing as monotherapy in both lymphoid and myeloid hematological malignancies and we have initiated the combination with zanubrutinib in B-cell malignancies. We expect to complete the monotherapy dose escalation in B-cell malignancies in 2024. Initiation of dose escalation in myeloid malignancies occurred in the first half of 2024. Interim phase 1 clinical data with potentially best-in-class CDK9 inhibitor, PRT2527 in hematological malignancies will be presented at the American Society of Hematology Annual Meeting in December 2024.

As discussed in our 2023 Annual Report on Form 10-K, last fiscal year, after concluding Phase 1 development of PRT1419, we decided to discontinue development of PRT1419 in order to prioritize our CDK9 inhibitor, PRT2527.

PRT3645 is a brain and tissue penetrant molecule that potently targets CDK4/6 with a biased selectivity for CDK4. A Phase 1 multi-dose escalation clinical trial of PRT3645 has been completed. At the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented data, showing that treatment with PRT3645 was associated with a substantial decrease in pRb and Ki67 expression, indicating a high level of target engagement at the doses evaluated. Also, PRT3645 was generally well tolerated in the initial three dose cohorts of patients with no clinically meaningful gastrointestinal, hematologic or neurological events reported to date, leveraging its enhanced selectivity profile. Having completed the dose escalation portion of the Phase 1 clinical trial of PRT3645, we intend to continue to explore continued clinical development with external partners.

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $98.4 million and $88.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $554.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

The Company assessed the license agreement with Pathos in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that Pathos is a customer. The Company evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that the exclusive license and transfer of related know-how and materials represents one combined performance obligation. The execution of a quality agreement pursuant to which the Company will transfer title to certain API was identified as a separate performance obligation.

During the third quarter of 2024, the Company satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million previously deferred. The Company will recognize revenue of $4.0 million in the fourth quarter of 2024 as the performance obligation for the execution of the quality agreement pursuant to which the Company transferred title to certain API was completed in early October 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations.

	Three months ended September 30,		Change
(in thousands)	2024	2023
Revenue from license agreement	$3,000	$—	$3,000

Operating expenses:
Research and development	29,457	26,261	3,196
General and administrative	7,919	7,124	795
Total operating expenses	37,376	33,385	3,991
Loss from operations	(34,376)	(33,385)	(991)
Other income, net	2,105	2,777	(672)
Net loss	$(32,271)	$(30,608)	$(1,663)

Revenue

Revenue for the three months ended September 30, 2024 related to our license agreement. During the third quarter of 2024, we satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million.

Research and Development Expenses

Research and development expenses increased from $26.3 million for the three months ended September 30, 2023 to $29.5 million for the three months ended September 30, 2024. Included in research and development expense for the three months ended September 30, 2024 was $3.4 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $3.3 million for three months ended September 30, 2023. Research and development expenses increased primarily due to an increase in our chemistry, manufacturing, and controls ("CMC") costs supporting our pre-clinical and clinical programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Three months ended September 30,
(in thousands)	2024	2023
PRT3789	$5,056	$2,684
PRT2527	3,719	2,181
PRT7732	1,903	—
Discovery programs	4,789	5,481
Other	(266)	2,678
Internal costs, including personnel related	14,256	13,237
	$29,457	$26,261

General and Administrative Expenses

General and administrative expenses increased from $7.1 million for the three months ended September 30, 2023 to $7.9 million for the three months ended September 30, 2024. Included in general and administrative expenses for the three months ended September 30, 2024, was $2.5 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $3.4 million for three months ended September 30, 2023. General and administrative expenses increased primarily due to an increase in professional fees incurred to support our research and development efforts.

Other Income, net

Other income, net decreased from $2.8 million for the three months ended September 30, 2023, to $2.1 million for the three months ended September 30, 2024 primarily due to lower interest earned on the investment of our cash balance as a result of lower investment balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations.

	Nine months ended September 30,		Change
(in thousands)	2024	2023
Revenue from license agreement	$3,000	$—	$3,000

Operating expenses:
Research and development	86,375	73,061	13,314
General and administrative	22,508	21,837	671
Total operating expenses	108,883	94,898	13,985
Loss from operations	(105,883)	(94,898)	(10,985)
Other income, net	7,441	6,141	1,300
Net loss	$(98,442)	$(88,757)	$(9,685)

Revenue

Revenue for the nine months ended September 30, 2024 related to our license agreement as we satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million.

Research and Development Expenses

Research and development expenses increased from $73.1 million for the nine months ended September 30, 2023 to $86.4 million for the nine months ended September 30, 2024. Research and development expenses increased primarily due to the timing of our clinical research programs as well as an increase in our CMC expense to support our pre-clinical and clinical programs. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Nine months ended September 30,
(in thousands)	2024	2023
PRT3789	$13,931	$6,151
PRT2527	8,295	4,983
PRT7732	5,618	—
Discovery programs	15,475	14,124
Other	1,301	9,343
Internal costs, including personnel related	41,755	38,460
	$86,375	$73,061

General and Administrative Expenses

General and administrative expenses increased from $21.8 million for the nine months ended September 30, 2023 to $22.5 million for the nine months ended September 30, 2024 primarily due to an increase in professional fees incurred to support our research and development efforts. The increase was partially offset by a decrease in non-cash expense related to stock-based compensation from $10.2 million for nine months ended September 30, 2023 to $7.7 million for the nine months ended September 30, 2024.

Other Income, net

Other income, net increased from $6.1 million for the nine months ended September 30, 2023, to $7.4 million for the nine months ended September 30, 2024 primarily due to income earned our investments and higher grant income.

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

As of September 30, 2024, we had $153.6 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund operating expenses and capital expenditure requirements into 2026. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants.

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

We did not issue any securities during the nine months ended September 30, 2024.

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

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of September 30, 2024 there was $400.0 million remaining under the 2024 Shelf Registration Statement.

In March 2023, we filed a prospectus supplement to our existing shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement"). The 2021 Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. The 2021 Shelf Registration Statement expires on November 24, 2024, and as of September 30, 2024 there was $187.0 million remaining under the 2021 Shelf Registration Statement. In March 2023, in connection with filing a prospectus supplement to our 2021 Shelf Registration Statement, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. The $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the 2021 Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of September 30, 2024. Upon the expiry of the 2021 Shelf Registration Statement, we expect to file a prospectus supplement to the 2024 Shelf Registration Statement in order to continue to allow us to access the Sales Agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(82,144)	$(83,485)
Net cash provided by (used in) investing activities	68,073	(42,382)
Net cash (used in) provided by financing activities	(86)	111,158
Net decrease in cash, cash equivalents and restricted cash	$(14,157)	$(14,709)

Operating Activities

During the nine months ended September 30, 2024, we used $82.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $98.4 million offset by noncash charges of $16.4 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities of $68.1 million consisted primarily of $114.2 million in proceeds from maturities of marketable securities, partially offset by $45.4 million in purchases of marketable securities. During the nine months ended September 30, 2023, net cash used in investing activities of $42.4 million consisted primarily of $162.2 million in purchases of marketable securities, partially offset by $122.3 million in proceeds from maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2024 net cash used in financing activities was primarily for principal payments on our finance lease and the payment of offering costs related to the shelf registration statement, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan. For the nine months ended September 30, 2023, net cash provided by financing activities was $111.2 million which was primarily the result of $110.8 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under Accounting Standard Codification 606 – Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Our revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

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

During the three months ended September 30, 2024, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending September 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prelude Therapeutics Incorporated

Date: November 6, 2024	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2024	By:	/s/ Bryant Lim
Bryant Lim
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)