Form 10-K
period 2024-12-31
Prelude Therapeutics Inc
filed 2025-03-10
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $66.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date.

The number of shares of registrant’s Common Stock outstanding as of March 6, 2025 was 55,154,634.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2024 fiscal year pursuant to Regulation 14A and is incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business.

Overview

Prelude Therapeutics Incorporated ("Prelude" or the "Company") is a clinical-stage precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in creating a wholly owned, internally developed pipeline. We also began work with our partner AbCellera Biologics, Inc. ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

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

The following table summarizes our product candidate pipeline:

Prelude's Precision Medicine Pipeline & Discovery Engine

	PROGRAM	POTENTIAL INDICATIONS	DISCOVERY/ PRECLINICAL	PHASE 1	PHASE 2/3
In The Clinic	**Lead SMARCA2 Degrader (IV)**	SMARCA4-mutated NSCLC & other cancers		*PRT3789*	
In The Clinic	**Oral SMARCA2 Degrader**	SMARCA4-mutated NSCLC & other cancers		*PRT7732*	
Discovery Engine	**Precision ADCs** **SMARCA2/4 Degrader Payload**	Multiple			
Discovery Engine	**Precision ADCs** **Other Novel Degrader Payloads**	Multiple			
Discovery Engine	**New Discovery Programs**	Hard-to-treat cancers, "Undruggable" targets, High unmet need	*Established track record of delivering a first-or best-in-class new program into the clinic every 12-18 months*		

Prelude Discovered Programs Available for Partnering

- PRT2527: Highly selective CDK9 inhibitor (Ph 1, IV)
- PRT3645: Brain-penetrant CDK4-biased inhibitor (Ph 1, oral)
- Additional discovery and preclinical stage programs and IP

* First Precision ADC Program discovered and advanced in collaboration with AbCellera

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

Once we have identified optimal targets using the three pillars above, we engage our unique discovery engine to invent and develop molecules rapidly and efficiently. We believe our expertise, capabilities and experience to select high value biological targets and invent molecules with an optimized balance of biological and chemical properties differentiates us from others in the precision oncology space. As a result, we strive to file a new IND every 12 to 18 months.

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

We used structure-based drug design in discovery to identify a novel series of potent and SMARCA2 binders and linked these binding elements to an E3 ligase binding domain to identify SMARCA2 degraders. Extensive structure activity relationships generated by the iterative synthesis and testing of >1000 compounds has allowed for the identification of specific structural motifs that provide >1000-fold selectivity for SMARCA2 degradation over SMARCA4 while maintaining potent SMARCA2 degradation, with DC50 < 10 nM. DC50 is a quantitative measure of how much of a compound is needed to achieve degradation of the target protein (SMARCA2) by 50%. We have designed our SMARCA2 degraders to be potent and selective to specifically inhibit SMARCA4-deficient human NSCLC cell lines and primary patient derived samples in vitro and in vivo at well tolerated doses.

PRT3789

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

We presented the first interim clinical data updates of the Phase 1 dose escalation study at the European Society of Medical Oncology (ESMO) Congress 2024 and the 36th EORTC-NCI-AACR Symposium. As reported by investigators, sixty-five patients with advanced cancer were treated once weekly via intravenous infusion at eight dose levels (24 mg, 48 mg, 80 mg, 120 mg, 160 mg, 212 mg, 283 mg, 376 mg) of monotherapy, and follow up data reported through to September 23, 2024. The median age of these patients was 62 and the median number of prior treatments was 3 (ranging from 1-10). There were 34 patients (52.3%) presented with a Class 1 (loss of function) SMARCA4 mutation, while 24 patients (36.9%) presented with a Class 2 (missense, VUS) SMARCA4 mutation and 7 (10.8%) had a loss of SMARCA4 protein. Initial safety data showed PRT3789 was generally well-tolerated. For monotherapy, treatment emergent adverse events of any grade observed to date consisted of nausea (26.2%), fatigue (21.5%), anemia (20.0%), decreased appetite (20.0%), abdominal pain (18.5%), and constipation (18.5%). No dose limiting toxicities were observed and no study drug-related serious adverse events were reported.

Preliminary pharmacokinetic (PK) data was available from 24 mg to 376 mg dose cohorts. A general trend of increases in exposure (Cmax, AUC) with dose was observed. Mean concentrations were observed above SMARCA2 plasma DC50 (21 nM) for approximately 8 hours at the 376 mg dose. No accumulation was observed with repeat dose administration, consistent with the half-life and once-weekly administration. Pharmacodynamic (PD) effect (as measured by SMARCA2 protein levels in peripheral blood mononuclear cells) observed was more prolonged than PK half-life. Higher dose levels, above 212 mg, demonstrated a deeper, more consistent, and more prolonged PD effect. SMARCA2 degradation was observed in both peripheral blood mononuclear cells (PBMC) and in available tumor tissue as shown through biopsy.

Of the 26 advanced NSCLC or esophageal patients in monotherapy with Class 1 (loss of function) mutations who were evaluable for efficacy, RECIST confirmed partial responses (PRs) were observed in 4 patients (2 esophageal, 2 NSCLC), including 2 of 9 NSCLC patients with confirmed PRs at doses of 283 mg or higher. Tumor shrinkage was observed in patients with both Class 1 and Class 2 SMARCA4 mutations. Additional patients on-study demonstrated clinical benefit as measured by prolonged SD, including one advanced NSCLC patient on study for more than one year.

We presented a Phase 1 trial update at the 2025 Japanese Society of Medical Oncology Annual Meeting on March 8, 2025. As reported by investigators, PRT3789 was generally safe and well-tolerated at doses tested to date. Of the 32 advanced NSCLC, esophageal, or gastric patients in monotherapy with Class 1 (loss of function) mutations who were evaluable for efficacy as of the November 30, 2024 data cutoff, RECIST confirmed PRs were observed in 5 patients (2 esophageal, 2 NSCLC, 1 gastric). Of the 13 patients with Class 1 mutations treated at doses of 283 mg or higher, three had RECIST confirmed partial responses (2 NSCLC, 1 gastric). Tumor shrinkage was observed in patients with both Class 1 and Class 2 SMARCA4 mutations. Additional patients on-study demonstrated clinical benefit as measured by prolonged SD, including one advanced NSCLC patient on study for more than one year.

Initial observations of safety from evaluable patients in the PRT3789 plus docetaxel combination dose escalation arm of the trial through the first three cohorts (500mg + docetaxel) were also presented. To date, PRT3789 in combination with docetaxel has demonstrated an acceptable safety profile.

The Company is nearing conclusion of monotherapy dose escalation, which is now at the 665mg once weekly IV dose and identifying dose(s) for advancement to any potential future trials. In addition, enrollment of patients in dose escalation in the combination of PRT3789 with docetaxel is ongoing.

The Company also initiated a Phase 2 clinical trial evaluating PRT3789 in combination with KEYTRUDA (pembrolizumab) in patients with SMARCA4-mutated cancers, per the previously announced collaboration with Merck & Co., Inc. PRT3789 has been shown to increase antigen processing and presentation of unique MHC class I peptides, and increased T-cell activity and IFN-γ production in SMARCA4-mutated cancer cells. SMARCA2 degradation by PRT3789 promoted the effects of anti-PD1 therapy in SMARCA4-deficient mouse models, and PRT3789 combined with pembrolizumab, promoted cell death of SMARCA4-deficient NSCLC cells. While inhibitors targeting the PD-1/PD-L1 axis have shown clinical activity across a broad range of tumor types, some patients demonstrated an inadequate response and disease progression consistent with the natural disease course that may be tied to innate resistance mechanisms. Other patients progressed after a period of disease control, which may be associated with acquired resistance mechanisms. It is believed that PRT3789 plus pembrolizumab may re-sensitize resistant cancers to subsequent anti–PD(L)-1 therapy.

PRT7732

Our discovery team has identified a series of potent, selective and orally bioavailable SMARCA2 degraders. In July 2024, we received IND clearance for the lead oral molecule, PRT7732. PRT7732 is >1000-fold selective for SMARCA2 vs. SMARCA4 and demonstrates robust activity in SMARCA4 deficient cancer models both as monotherapy and in combination with docetaxel at well-tolerated doses. PRT7732 demonstrates good oral bioavailability and half suitable for once daily oral dosing. The Company initiated and enrolled our first patients in a phase 1 multi-dose escalation trial of PRT7732 (NCT06560645) in biomarker selected SMARCA4 mutated cancers.

Discovery

Precision Antibody Drug Conjugates (ADCs)

Background

Among ADCs in the clinic, “Precision ADCs” with novel degrader payloads are only now emerging. Most “Next Gen” ADCs in the clinic are still using older cytotoxics as payloads, with similar liabilities and limited scope for diversification. Targeted protein degraders (TPD) are uniquely suited as payloads with exquisite potencies and added benefit of targeting precision biological pathway. Novel TPD payloads can be designed with properties to avoid exposure to healthy tissues such as low cell penetration and high plasma clearance. Precision ADCs with degrader-prodrug payloads have the potential to confer both improved efficacy and improved tolerability.

In 2023, Prelude established a foundational partnership with AbCellera to enable the first precision ADCs, which we believe will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. As one of our first precision ADC programs, we and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers beyond those targeted by our SMARCA2 selective degraders, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, we and AbCellera will jointly discover, develop, and commercialize products emerging from the collaboration. AbCellera will lead manufacturing activities and we will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

Outside of the AbCellera collaboration, the Company has discovered and optimized a number of pre-clinical precision payloads. We disclosed first data about these precision payloads at the 36th EORTC-NCI-AACR Symposium describing preclinical proof-of-concept using a novel, potent SMARCA2/4 dual degrader as a “Precision Payload” conjugated to multiple antibodies. Prelude’s SMARCA2/4 dual degraders have shown picomolar potency with potential for increased efficacy, selectivity and improved therapeutic index. Precision ADCs have potential to expand the reach of SMARCA degrader technology to cancers without SMARCA4 mutations.

With this experience, Prelude has developed a degrader payload platform, designed and engineered to improve efficacy and tolerability, as compared to traditional cytotoxic payloads. Our potent and cell line selective targeted protein degraders are designed to be highly effective payloads. Payload permeability is maintained to provide an intact bystander effect for enhanced tumor kill. Prodrugs of the degrader payloads are engineered to have no membrane permeability to limit systemic toxicity. Payloads are engineered to have high clearance in vivo to help reduce systemic toxicity. In addition, highly stable degraders have the potential to provide improved efficacy. Accordingly, we believe that precision ADCs have the potential to deliver both improved efficacy and improved tolerability across several cancer types.

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

Our CDK9 Inhibitor: PRT2527

Although various non-selective CDK9 inhibitors have progressed through clinical development, they have been significantly limited by narrow therapeutic windows due to adverse effects, including bone marrow suppression, nausea and GI effects. We have utilized structure-based design to identify a novel, structurally differentiated series of CDK9 inhibitors. Iterative synthesis and testing of over 600 compounds allowed for the identification of PRT2527, which we believe has improved potency and kinase selectivity compared to another CDK9-selective inhibitor currently in development. We believe

PRT2527 is designed to be a potent and selective CDK9 inhibitor with the potential to avoid off-target toxicities, achieve substantial clinical activity and to become the best-in-class CDK9 inhibitor for hematologic malignancies. As previously announced, we will only advance the CDK9 program with a partner beyond the completion of the current ongoing Phase 1 study.

In February 2023, we signed an agreement with BeiGene, Ltd. for them to supply zanubrutinib, a BTK inhibitor, for further study in combination with PRT2527. PRT2527 has completed a Phase 1 multi-dose escalation study (NCT05159518) in patients with solid tumors. In this study, PRT2527 was shown to achieve high levels of target inhibition and the potential to be better tolerated than existing CDK9 inhibitors, specifically, managing neutropenia and an absence of meaningful gastrointestinal events or hepatotoxicity. The observed dose-dependent downregulation of MYC and MCL1 mRNA expression, CDK9 transcriptional targets, was consistent with the degree of target engagement required for preclinical efficacy. As predicted by the preclinical models, 12 mg/m2 QW dosing showed optimal target inhibition and has been selected as the optimal dose.

Interim clinical data were presented at a poster session of the 66th American Society of Hematology Annual Meeting in 2024. The study investigators reported on the 46 lymphoid patients that were enrolled, treated, and safety evaluable as of September 17, 2024. PRT2527 was generally well-tolerated through four dosing cohorts as monotherapy and three dosing cohorts in combination with zanubrutinib. PRT2527 monotherapy and in combination with zanubrutinib demonstrated an acceptable safety profile with evidence of preliminary activity in patients with relapsed/refractory lymphoid malignancies, including patients who received prior CAR-T therapy. As of the cutoff date, 46 patients with relapsed/refractory lymphoid malignancies were treated with PRT2527. There were 29 patients treated once weekly via intravenous infusion at four dose levels of PRT2527 monotherapy (9 mg/m2, 15 mg/m2, 18 mg/m2, 24 mg/m2) and 17 patients were treated once weekly at three dose levels of PRT2527 (9 mg/m2, 15 mg/m2, 18 mg/m2) in combination with zanubrutinib administered orally starting on C1D1 at 320 mg daily or 160 mg BID.

The most frequent treatment emergent adverse events (TEAEs) observed in greater than 20 percent of patients were neutropenia (48 percent) and nausea (33 percent), and the most frequent grade ≥3 TEAEs (greater than 10 percent of patients) were neutropenia (46 percent) and anemia (11 percent). Five patients discontinued treatment due to TEAEs in the monotherapy cohort; 3 TEAEs in one patient were treatment related: grade 3 hypotension, grade 3 diarrhea, and grade 4 neutropenia (n=1 each). No TEAEs led to treatment discontinuation in the combination therapy cohort.

PRT2527 dose interruptions due to TEAEs occurred in 17 patients (11 monotherapy; 6 combination therapy). Most dose interruptions were due to neutropenia and were managed with growth factor support. One DLT of grade 3 tumor lysis syndrome (TLS) occurred in a patient with primary cutaneous peripheral T cell lymphoma who had extensive disease at the 24 mg/m2monotherapy dose level and did not receive ramp-up dosing. TLS was managed with rasburicase and IV fluids and resolved. The patient was able to resume study treatment as planned. No DLTs were observed in the combination therapy cohort.

Dose level 3 (18 mg/m2) was selected for dose confirmation for monotherapy and in combination with zanubrutinib due to higher rates of grade 3/4 neutropenia and of dose interruptions and reductions in the 24 mg/m2 dose level.

Of the 23 efficacy evaluable patients in the monotherapy cohort, complete responses (CRs) were observed in 1 patient (DLBCL) and 3 partial responses observed (TCL), with an overall response rate (ORR) of 17.4% (4 of 23). Of the 13 patients in the combination cohort who were evaluable for efficacy, complete responses (CRs) were observed in 3 patients (2 DLBCL, 1 MCL) and 2 partial responses (PRs) observed (DLBCL and CLL) with an overall response rate (ORR) of 38.5% (5 of 13).

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

As more fully described below, our patent portfolio includes, inter alia, patent families with claims directed to compositions of matter for, and methods of using, PRT3789, PRT7732, and other compounds that degrade SMARCA2; PRT2527 and other CDK inhibitors; antibody drug conjugates (ADCs); and other compounds. The patent portfolio currently comprises of 269 patents and patent applications:

(A)(i) 13 issued U.S. patents, (ii) 34 U.S. non-provisional patent applications, and (iii) 44 U.S. provisional patent applications; and

(B)(iv) 12 PCT patent applications, (v) 6 issued foreign patents including patents in European jurisdictions, and (vi) 160 foreign patent applications.

As of the present filing, a total of 13 U.S. patents have been issued, which are wholly owned by us. Specifically, one U.S. patent directed to PRT2527 has issued and is expected to expire no earlier than September 2040 and one patent has issued for compounds that degrade SMARCA2, which is expected to expire no earlier than June 2041.

In addition to our filings in the U.S., we own patent applications that are pending in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Included in these applications are claims directed to the PRT2527, and SMARCA compositions and methods of using the same therapeutically. For the PRT2527 compound, the patents from these applications, if issued, are expected to expire no earlier than September 2040, subject to any disclaimers or extensions. For the SMARCA2 degrader compound, PRT3789, the one issued patent and patents from other applications, if issued, are expected to expire no earlier than June 2041, subject to any disclaimers or extensions. For the patent corresponding to the SMARCA2 degrader compound PRT7732 patent application and patents from other applications, if issued, are expected to expire no earlier than 2043, subject to any disclaimers or extensions.

The patent portfolios for our programs are summarized below.

PRT3789, PRT7732, and Other SMARCA2 Degraders

Our PRT3789, PRT7732, and Other SMARCA2 Degraders patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, SMARCA degraders and other compounds, pharmaceutical compositions comprising SMARCA degraders, and methods of using such compounds. The portfolio further includes twelve pending U.S. non-provisional applications, which claim, among other things, genera of compounds that encompass SMARCA2 and/or related degraders, pharmaceutical compositions comprising those degraders, and methods of treating cancer with those degraders.

Fourteen related PCT applications, including the PCT application corresponding to the issued U.S. patent, have been filed. Furthermore, for three PCT applications, corresponding national phase applications have been filed in some or all of the following jurisdictions: Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. Of the fourteen PCT applications filed as mentioned above, four applications pertain to combination therapy including the SMARCA2 degraders.

The SMARCA2 Degraders patent portfolio also includes twenty-five pending U.S. provisional applications that, among other things, encompass SMARCA2 and/or related inhibitors, pharmaceutical compositions comprising those inhibitors, and methods of treating cancer with those inhibitors. Any patents granted that claim priority to this provisional application could expire as early as 2045, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

Antibody Drug Conjugates (ADCs)

Our ADC patent portfolio is wholly owned by us. The portfolio includes one pending U.S. non-provisional patent application and one pending PCT application. Patents issuing from these applications are expected to expire in 2045, subject to any disclaimers or extensions.

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

A related PCT application corresponding to the issued U.S. patent was filed in 2020, and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine. A related PCT application corresponding to the U.S. non-provisional application in (iii), supra, was filed in 2022. Another PCT application that claims among other things, PRT2527 crystalline forms and salts and methods of using such compounds, was filed in 2022 and corresponding national phase applications were filed in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine, and the United States, Finally, a PCT application directed to methods of reducing oncogene transcription was filed in 2024.

The PRT2527 patent portfolio also includes five pending U.S. provisional applications that relate to among other things, methods of inhibiting CDK9 using PRT2527 related compounds and methods of treating certain cancers. Any patents granted that claim priority to these provisional applications could expire as early as 2045, subject to any disclaimers or extensions available under the Hatch-Waxman Act.

Other

In addition, we have patent portfolios that are directed to a number of different compounds other than PRT3789, PRT7732, SMARCA2 Degraders, PRT2527, and other CDK inhibitors. We have patent applications directed to compounds that target resistance mechanisms in cancer. We expect to maintain some of these applications in the United States and to also file in foreign countries.

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

Obtaining patent protection is not the only method that we employ to protect our proprietary rights. We also utilize other forms of intellectual property protection, including trademark, copyright, and trade secrets, when those other forms are better suited to protect a particular aspect of our intellectual property. Our belief is that our proprietary rights are strengthened by our comprehensive approach to intellectual property protection. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

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

Competition

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies optimized to target the key driver mechanisms in cancers with high unmet need. These companies include Amgen Inc., Arvinas Inc., AstraZeneca plc, Aurigene, Boehringer Ingelheim, C4 Therapeutics, Eli Lilly and Company, F. Hoffman-La Roche, Foghorn Therapeutics Inc., Gan & Lee, Genentech, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Kronos Bio, Inc., Kymera Therapeutics Inc., Nanjing Zaiming Pharmaceutical Co. Ltd., Nurix Therapeutics, Oncopia Therapeutics, Pfizer Inc., Plexium, Sellas Life Science Group, Inc., Suzhou Zanrong Pharmaceutical Technology Co. Ltd, Vincerx Pharma, Inc., Novartis AG, and Shanghai Haiyan Pharmaceutical Technology Co Ltd.

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

For our SMARCA 2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts. For our CDK9 program, PRT2527, Vincerx, Sellas, and Kronos have CDK9 programs in Phase 1 or Phase 2 clinical trials.

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

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations governing, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, inspectional findings product recalls, product seizures, import detention, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We may also be debarred by the FDA, excluded, deemed to be ineligible, or debarred from government contracting, or excluded from participation in government healthcare programs. Regulatory requirements governing our business are evolving. FDA also continually issues guidance documents that provide FDA’s interpretation of its laws and regulations, as well as FDA’s approach to scientific issues and questions. For instance, with respect to cancer, FDA has issued a number of guidances with respect to patient reported outcomes, clinical trial eligibility criteria, dose optimization, and multiregional clinical trials.

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

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted for approval to an institutional review board, or IRB, and ethics committee for approval. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial. Subjects participating in clinical trials must also provide their informed consent on the IRB approved form.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap, be divided, or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, mechanism of action, absorption, metabolism distribution, excretion, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. In some instances, FDA may condition approval of an NDA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval, to answer unresolved questions. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.

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

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. Investigators must also report certain conflicts of interest to the clinical study sponsor, which the clinical study sponsor must report to FDA.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business, provided that certain very specific qualifying criteria are met. Additionally, no application user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to annual program fees. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, FDA begins an in-depth review of the NDA. FDA has agreed to certain performance goals in the review of NDAs. FDA has set a performance goal for reviewing standard applications as within ten months of acceptance of an NDA for filing; and for priority review drugs, within six months of acceptance of an NDA for filing. Drugs may qualify for priority review if they would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

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

Expedited Development and Review Programs

Fast Track Designation

Fast track designation may be granted for a product that is intended to treat a serious or life-threatening disease or condition for which preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. The sponsor of an investigational drug product may request that FDA designate the product candidate for a specific indication as a fast-track drug concurrent with, or after, the submission of the IND for the product candidate. FDA must determine if the product candidate qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may potentially initiate review of sections of a fast track product’s NDA before the application is complete, referred to as “rolling review.” The sponsor must provide, and the FDA must approve, a schedule for the submission of the application and the sponsor must pay applicable user fees. The FDA may, however, not review applications submitted via rolling review until all sections of the application have been submitted. At the time of NDA filing, the FDA will determine whether to grant priority review designation. FDA will grant such designation if the proposed drug would be a significant improvement in the safety or effectiveness of the treatment, prevention, or diagnosis of a serious condition. Additionally, fast track designation may be withdrawn if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Accelerated Approval

Accelerated approval may be granted for a product that is intended to treat a serious or life-threatening condition and that generally provides a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also, and frequently does, require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of applications for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for a Breakthrough Therapy Designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including but not limited to holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, granting priority review status or Fast Track Designation, reviewing applications on a rolling basis, and taking other steps to design the clinical studies in an efficient manner. FDA may withdraw breakthrough therapy designation if the conditions of the designation are no longer met.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in a manner consistent with the approved labeling. Promotion and advertising must also be truthful and non-misleading, must be adequately substantiated, and with a fair balance between product benefit claims and risks, among other requirements. In 2023, FDA issued a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising. In 2024, FDA also issued a final guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies and list the drugs produced. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES Act to include the volume of drugs produced during the prior year. Registration with FDA subjects entities to periodic unannounced inspections or remote regulatory assessments by FDA, during which the Agency inspects or assesses manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Sponsors are further subject to various requirements related to FDA drug shortage and manufacturing volume reporting, supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy. Legislation and executive actions have also been issued to encourage domestic manufacturing, as well as to decrease drug prices. For instance, FDA approved a plan that was submitted by Florida to import drugs from Canada.

Changes to the product manufacturing process often require prior FDA approval or notification before being implemented. FDA regulations also require the investigation and correction of any identified deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers.

The Hatch-Waxman Amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FD&C Act. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and subject to regulatory scrutiny and challenges. In 2023, the Federal Trade Commission, or FTC, sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate. The FTC has signaled an increased focus on scrutinizing Orange Book listings as part of its broader efforts to combat practices that may delay generic and biosimilar competition. Listing these unqualified patents

(e.g., patents covering unapproved formulations or non-drug product aspects) in the Orange Book has also been the subject of litigation in 2024.

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA or a 505(b)(2) NDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution. 505(b)(2) NDAs are applications that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use, and allows the 505(b)(2) applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature.

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the applicant may also elect to submit a section viii statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the application will not be approved until all the listed patents claiming the referenced product have expired. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) within certain specified timeframes (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, a decision in the patent case that is favorable to the ANDA or 505(b)(2) NDA applicant, or such shorter or longer period as may be ordered by a court.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. In some instances, an applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the prescribing information.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a version of that drug unless the application contains a Paragraph IV certification, in which case the application may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug or 505(b)(2) application relying on such drug may be filed before the expiration of the exclusivity period.

Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which FDA cannot approve an ANDA or 505(b)(2) application for a drug that includes the change. To qualify for three-year exclusivity, there must be new clinical investigations, other than bioavailability studies, supporting the application, that were conducted or sponsored by the applicant, and are deemed by the FDA to be essential to the approval of the application. In some instances, an applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the package insert.

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, only applies to one patent per approved product and cannot extend the total term of a patent beyond 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as the sum of (i) half of the drug’s testing phase (the time between IND application and NDA submission) and (ii) all of the review phase (the time between the full NDA submission and approval), up to a maximum of five years. The time can be reduced for any time the FDA determines the applicant did not pursue approval with due diligence.

The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. The FDA provides a factual assessment of regulatory delay, while the USPTO makes the final determination regarding eligibility and the length of the extension. However, the USPTO may deny an application for extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The application for the extension must be submitted prior to the expiration of the patent. If a patent is set to expire while a patent term extension application is still under review, the patent owner may request an interim extension, which extends the term by one year per request, up to a maximum of four years. For each interim patent extension granted, the post-approval patent extension is reduced by an equal duration (e.g., one year per interim patent extension). The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

FDA Regulation of Companion Diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the drug product. FDA has generally required manufacturers of in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to submit a pre-market approval application, or PMA, for that diagnostic device simultaneously with the submission of the drug approval application by the drug manufacturer (which may be the same company as the device manufacturer or a different company). The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug manufacturer and device manufacturer, if different companies. In some cases, FDA may permit the use of a Laboratory Developed Test (LDT) as a companion diagnostic device. In general, tests that meet FDA’s definition of an LDT are subject FDA enforcement discretion and are not required to comply with FDA’s medical device regulatory requirements, including PMA approval requirements. However, LDTs must be developed, manufactured, and used in a single clinical laboratory location that has been certified under the Clinical Laboratory Improvement Amendments (CLIA) and is compliant with the CLIA regulations issued by the Centers for Medicare and Medicaid Services (CMS). Further, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate LDTs as medical devices. Under this final rule, LDTs are required to come into compliance with FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at FDA under the new administration.

For those companion diagnostics that are not LDTs, the PMA process, including the gathering of extensive clinical and preclinical data and device manufacturing information, as well as the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with test data and other information to demonstrate reasonable assurance of the device’s safety and effectiveness for its intended use, along with information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually.

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

The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny and enforcement action if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute is a basis for liability under the federal civil False Claims Act. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between the biopharmaceutical industry and federal healthcare program beneficiaries.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, we may be subject to healthcare data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic And Clinical Health Act, (“HITECH Act”), and their respective implementing regulations, impose certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. The HIPAA privacy regulations impose certain requirements with respect to the disclosure of protected health information for research purposes, such as clinical trials. Among other things, the HITECH Act and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to business associates, who, on behalf of covered entities, other than members of a covered entity’s workforce, create, receive, maintain or transmit protected health information for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal sanctions that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the California Consumer Privacy Act (“CCPA”) and Washington’s My Health My Data Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. Since the CCPA was signed into law in 2018, numerous other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that requires certain manufacturers of prescription drugs, medical devices and medical products to collect and annually report information on certain payments or transfers of value to U.S.-licensed physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit timely, accurate and complete required information may result in civil monetary penalties. Beginning calendar year 2021, manufacturers must also collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse- midwives for reporting in 2022.

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

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

The Trump and Biden administrations both issued executive orders intended to favor and encourage domestic manufacturing. And on August 16, 2022, former President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation, that are both sold into the Medicare program and throughout the United States. Drug price negotiations and other IRA program implementation measures could potentially be affected by the Executive Order, Initial Rescissions of Harmful Executive Orders and Actions, issued by President Trump on January 20, 2025 and/or the anticipated changes in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints or caps, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. States, such as Maryland, have also established Drug Affordability Review Boards for the purpose of establishing upper payment limits for certain high-cost drugs which, if implemented, could result in reduced reimbursement for those products.

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

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available. Third-party payors may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.

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

Employees

As of December 31, 2024, we had 131 full-time employees. Of our employees, 47% have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and/or commercialization of our product candidates.
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
•
The market price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for purchasers of our common stock.
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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. For the year ended December 31, 2024, we reported a net loss of $127.2 million, compared to a net loss of $121.8 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $583.6 million. We have not yet commercialized any product, and we do not expect to generate revenue from sales of any products for several years, if at all. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, and our research efforts on other potential product candidates targeting PRMT5, MCL1, CDK9, and BRM, otherwise known as SMARCA2. As of December 31, 2024, our cash, cash equivalents, and marketable securities were $133.6 million.

We expect to incur operating losses for the foreseeable future, particularly as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur research and development expenses in connection with our additional planned clinical trials for our lead product candidates and the development and subsequent INDs of other future product candidates we may choose to pursue. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have never generated any product revenue and our inability to execute on our business plan may cause you the total or partial loss of your investment.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue and we do not know when, or if, we will generate any product revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•
complete successful clinical trials for our product candidates;
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
•
submit INDs that are made effective by the FDA;
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

We expect to continue to incur expenses in connection with our ongoing activities, particularly as we advance our product candidates through clinical development and seek to design additional product candidates from our discovery programs. We expect to incur continued expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Global credit and financial markets have experienced volatility and disruptions in the past several years partly due to widespread health concerns, pandemics and other outbreaks of illness as well as the ongoing conflicts in Ukraine and the Middle East. Such volatility includes severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidates are each currently in early stage clinical development. Our other product candidates are in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that our product candidates in development will achieve success in their clinical trials or obtain regulatory approval. Regulators may also request additional studies, data, and information, that we may need to develop and which were not originally planned. Any delays in obtaining regulatory approval, or if we never obtain regulatory approval, could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have several product candidates in Phase 1 clinical development and additional product candidates in preclinical development, and the risk of failure for each is high. We are unable to predict when or if our product candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

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
•
changes to clinical trial protocol;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials for our product candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
•
the impact of any widespread outbreak of a communicable disease, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, or reduce the number of patients that remain in our trials.

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

Results of our ongoing and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons or could result in a FDA determination not to approve the product. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

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
•
may not agree with the design of our clinical or preclinical trials, or may not agree with the method of data analysis;
•
may not accept clinical data from trials, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States or the population is different than in the United States;
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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence, or OCE, within the FDA advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other OCE initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for encouraging sponsors to consider developing cancer drugs in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these and any other policy changes, including initiatives with respect to accelerated approval and to coordinate review of oncology products among international regulators, as they relate to our programs.

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

For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. The FDA may also, and frequently does, require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process or we may voluntarily decide to withdraw the product from the market. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. The FDA may also require that we conduct additional confirmatory studies, which would require a significant dedication of time and resources.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA, the Department of Health and Human Services, and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the OCE implemented Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. We may see further legislative or regulatory changes to this program in the future.

There may be future changes in legal and regulatory requirements that may materially impact our results of operation.

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. By example, changes taking place in the United States associated with a new federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in FDA’s approval standards that could impact our ability to obtain product approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment. It is possible that whether and how FDA exercises any regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain product approval. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed. Moreover, there could be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operation.

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

Orphan drug designation can provide opportunities for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in certain circumstances, such as a showing of clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity.

We may apply for an orphan drug designation in the United States or other geographies for our product candidates, where such designation is available, in the future. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation for our product candidates in specific indications, we may not be the first to obtain regulatory approval of these product candidates for the orphan-designated indication, due to the uncertainties associated with developing pharmaceutical products, in which case we may be blocked by other’s periods of regulatory exclusivity or may need to demonstrate clinical superiority, which we may not be able to do. We also may never obtain orphan drug exclusivity, even if we obtain a designation. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. Moreover, the scope of and protection offered by orphan drug exclusivity, and any advantages of the designation, may change.

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

Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. Further, even if any of our product candidates do receive Breakthrough Therapy Designation, or any other special designation intended to facilitate development, we will need to be prepared for a more rapid pace of development, including with respect to manufacturing and any necessary companion diagnostics, which we may not be able to do. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened.

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

A companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies, except in limited cases where FDA allows the use of an LDT as a companion diagnostic (as discussed above, LDTs are generally subject to FDA enforcement discretion and do not require FDA premarket approval, but remain subject to CLIA regulatory requirements). Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

To be successful in developing, validating, obtaining approval of and commercializing a companion diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. If we seek to develop an LDT as a companion diagnostic, we will need to establish a CLIA-certified clinical laboratory and ensure both the laboratory and LDT comply with the applicable CLIA regulations. For companion diagnostics that are not LDTs, we may rely on third parties for the design, development, testing, validation and manufacture of companion diagnostic tests for our therapeutic product candidates that require such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these companion diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials and may prevent us from initiating a pivotal trial. In addition, the commercial success and approval of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. Any failure to do so could materially harm our business, results of operations and financial condition.

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

Any product candidates for which we receive accelerated approval from the FDA are required to undergo one or more confirmatory clinical trials. If such a product candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its approval. There is no assurance that any such product candidate will successfully advance through its confirmatory clinical trial(s). Therefore, even if a product candidate receives accelerated approval from the FDA, such approval may be withdrawn at a later date.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our CMOs could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, both before and after approval, including requirements pertaining to clinical trials, marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements either before or after approval, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various adverse results, including:

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
•
suspension or withdrawal of marketing approvals or clinical trials;
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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research any product candidates, as well as market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

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

•
the federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individual whistleblowers in “qui tam” actions brought on behalf of the government, and criminal false claims laws and the civil monetary penalties law, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
•
HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure, of individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
•
The ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to CMS information related to certain payments and other transfers of value provided to teaching hospitals and to U.S.-licensed physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives. Applicable manufacturers also must report ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, and analogous non-U.S. fraud and abuse laws and regulations may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines or the Compliance Program Guidance for Pharmaceutical Manufacturers published by the U.S. Department of Health & Human Services, Office of Inspector General; to implement gift bans, and to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. Some state and local laws require the registration of pharmaceutical sales representatives. Various state and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or the operations of vendors or third parties working on our behalf are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant sanctions, including civil and administrative penalties and damages, criminal fines and confinement, disgorgement, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid and other federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil and administrative sanctions, including exclusion from participation in government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Further, while the United States has begun experimenting with pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, CMS and OIG specifically excluded manufacturers and others from utilizing certain beneficial exceptions and safe harbors. The exclusion of manufacturers from utilizing these exceptions and safe harbors will not allow us to avail ourselves of immunity from liability under the laws, potentially inviting greater scrutiny over our shared risk arrangements.

The ACA imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance. Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effect of certain provisions have made compliance costly.

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

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. These policies culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The IRA requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of HHS. Failure of a manufacturer to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. The negotiated prices, which will first become effective in 2026 and were capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect in 2023 and have since been subject to multiple legal challenges. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations. It is unclear exactly how the 2024 presidential election will impact healthcare reform measures of the existing administration or whether a new administration could impose other reform efforts, including what, if any, impact such changes will have on our business. For example, drug price negotiations and other IRA program implementation measures could potentially be affected by the Executive Order, Initial Rescissions of Harmful Executive Orders and Actions, issued by President Trump on January 20, 2025 and/or the anticipated changes in leadership at HHS and CMS under the new administration.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, or the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products.

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

The Company may be exposed to liabilities under the FCPA and Chinese anti-corruption law.

The Company is subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments, foreign government officials and political parties by U.S. persons as defined by the statute for purposes of obtaining or retaining businesses. The Company may have agreements with third parties who may make sales in mainland China and the U.S., during the process of which the Company may be exposed to corruption. Activities in Taiwan create the risk of unauthorized payments or offers of payments by an employee, consultant or agent of the Company because these parties are not always subject to the Company’s control.

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

We and our CROs, as well as other third parties, including investigators, are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements or to conduct a trial in accordance with its investigational plan, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations applicable to the stage of product development and our preclinical trials must be conducted in accordance with good laboratory practices. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials or other studies, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. We may also have to conduct additional clinical or preclinical trials. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. While we would not be manufacturing the products ourselves, we will still be responsible for the ultimate quality of any product or product candidate that we put into distribution. If the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, or if FDA determines that our manufacturing processes are not sufficient, the FDA may deny a new drug application, or NDA, approval until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in the need to repeat clinical or preclinical trials, sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Additionally, if legal and regulatory requirements change, we may need to seek CMOs outside of certain territories or domestically. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, including the ongoing conflicts in Ukraine and the Middle East, or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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
•
collaborators may not comply with the applicable legal and regulatory requirements;
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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations and escalation of tensions between China and Taiwan, such as the ongoing step up of military exercises around Taiwan by China, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

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

Pursuant to the terms of the license agreement with Pathos (the “Pathos License Agreement”), we granted an exclusive, world-wide license for our selective, brain-penetrant PRMT5 inhibitor, PRT811. Consequently, the commercial success of PRT811 will depend in significant part on the efforts of Pathos. Pathos will pay us milestone payments upon the achievement of specified development and sales milestone events, as well as royalties on sales of the licensed products. If Pathos is unable to commercialize PRT811 or determines not to pursue development or commercialization of PRT811, we will not receive any sales milestones or royalty payments under the Pathos License Agreement.

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
•
any sales or marketing personnel’s failure to comply with applicable legal or regulatory requirements;
•
unfavorable third-party payor coverage and reimbursement in any geography;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively or may not do so in a compliant manner, for which we could be held responsible. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates for which we receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. There are a number of pharmaceutical and biotechnology companies that currently are pursuing the development of precision oncology therapies optimized to effectively target the key driver mechanisms in cancers with high unmet need, including Amgen Inc., Arvinas Inc., AstraZeneca plc, Aurigene, Boehringer Ingelheim, C4 Therapeutics, Eli Lilly and Company, F. Hoffman-La Roche, Foghorn Therapeutics Inc., Gan & Lee, Genentech, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Kronos Bio, Inc., Kymera Therapeutics Inc., Nanjing Zaiming Pharmaceutical Co. Ltd., Nurix Therapeutics, Oncopia Therapeutics, Pfizer Inc., Plexium, Sellas Life Science Group, Inc., Suzhou Zanrong Pharmaceutical Technology Co. Ltd, Vincerx Pharma, Inc., Novartis AG, and Shanghai Haiyan Pharmaceutical Technology Co Ltd.

For our SMARCA 2 (BRM) degrader program, other companies, including Amgen, Aurigene, C4 Therapeutics, Foghorn Therapeutics, Inc., Kymera Therapeutics, Arvinas, Genentech, Boehringer Ingelheim, and Lilly have publicly disclosed their pre-clinical research efforts.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs (e.g., Medicare and Medicaid), private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory to cover the costs of research, development, manufacture, sale and distribution. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult and can change over time. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater Delaware area, a region that is home to other pharmaceutical companies as well as many academic and research institutions. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies, including from companies in other geographic areas hiring remote workers. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

In the future, we may expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 131 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacturing of any of our product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed, repeated, or terminated, and we may not be able to obtain marketing approval of any of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

We are increasingly dependent upon information technology systems and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information.

Despite the implementation of reasonable technical, administrative, and physical security measures, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants (collectively, “Third Parties”) are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war and telecommunication and electrical failures.

Our systems, and those of Third Parties, may also experience security breaches from inadvertent or intentional actions by our employees, or from cyber-attacks by malicious third parties including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. If a disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our Third Parties, or inappropriate disclosure of confidential information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil damages and penalties, under HIPAA and other relevant state and federal privacy laws. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our Third Parties become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any such incident that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could require public notification and/or notification to governmental entities and individuals, harm our reputation directly, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Failure to comply with health and data protection, privacy, cybersecurity, artificial intelligence (AI), and operational resilience laws and regulations (including enacted by governmental authorities in the European Economic Area (“EEA”), Switzerland, and the UK, collectively, “Europe”) could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data protection, privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, state consumer privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy, data protection and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including EU Regulation 2016/679, known as the EU General Data Protection Regulation, or along with related data protection, privacy, and cybersecurity laws in Europe, including the UK General Data Protection Regulation, collectively, the “GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes numerous new requirements for the collection, use and disclosure of personal information and the protection and resiliency of certain network and information systems, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer, which may require ongoing changes to our business operations, implementation of revised legal mechanisms, and other challenges. We are also required to undertake appropriate measures to ensure the confidentiality, availability, and integrity of personal information, which may be challenging considering ever-growing and impactful cyber threats.

The EU GDPR allows European Economic Area supervisory authorities to impose penalties for non-compliance of up to the greater of EUR 20.0 million and 4% of annual worldwide gross revenue of the corporate group in question. (There are similar caps in GBP under the UK GDPR). Supervisory authorities in the EEA and UK may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company of the non-compliant entity. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover. The GDPR and other international data protection laws will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance. Any failure to do so could have an adverse impact on our business, reputation, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and AI-related laws in Europe which may subject us to additional similar risks and impacts as under the GDPR.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. Furthermore, a possible recession, rising inflation, and the lingering effects of the COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our future collaboration partners’ patent applications and the enforcement or defense of our or our future collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the unitary patent system was introduced in early 2023, which could significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC could be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for any of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost to the regulatory review process during which the sponsor was unable to commercially market its new product. A patent term extension cannot extend the total term of a patent beyond 14 years from the date of product approval, only one patent applicable to an approved drug is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may be denied an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2024, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our common stock and securities convertible into shares of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock or pre-funded warrants that they hold into shares of our common stock.

This concentration of control creates a number of risks. This group of stockholders has the ability to control us through this ownership position and are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction, and other stockholders may find it difficult to replace members of management should they disagree with the manner in which the Company is operated. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

An active and liquid trading market for our common stock may not be sustained. As a result, you may not be able to resell your shares of common stock at or above the original price paid to acquire such shares.

An active trading market for our common stock may not be sustained. The market value of our common stock may decrease from the purchase price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the purchase price. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

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
•
regulatory developments affecting our product candidates or those of our competitors; and
•
changes in political, economic and general macroeconomic conditions, including but not limited to the ongoing conflicts in Ukraine and the Middle East, supply chain disruptions, rising interest rates, rising inflation rates, a potential recession or the lingering effects of the COVID-19 pandemic.

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

From January 1, 2024 to December 31, 2024, the closing price of common stock on the Nasdaq Global Select Market ranged from $0.80 to $6.37 per share. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K and the following:

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
•
general economic, industry and market conditions, or other events or factors, many of which are beyond our control, including but not limited to a potential recession, rising interest rates, rising inflation, and the lingering effects of the COVID-19 pandemic.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock, as well as our pre-funded warrants, may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our restated certificate of incorporation. Consequently, if holders of our non-voting common stock and pre-funded warrants exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. For example, on March 6, 2025, the common stock will have 100% of the voting power, but if the holders of non-voting common stock or pre-funded warrants were to convert all of their shares or pre-funded warrants into common stock, the prior common stock would have 56% of the voting power, and the former non-voting common stock and holders of pre-funded warrants would represent 44% of the voting power. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock, non-voting common stock and pre-funded warrants, but 10% or less of our common stock, and are not otherwise an insider of the company, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. When we cease to be an emerging growth company, we could be required to incur additional professional fees and internal costs related to any heightened disclosure.

However, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K as well as our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business

Item 1B. Unresolved Staff Comments.

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

Item 2. Properties.

Our principal executive offices are located at Chestnut Run Plaza in Wilmington, Delaware. The facility has approximately 81,000 square feet of office and laboratory space that we use for administrative, research and development and other activities. The Chestnut Run Lease commenced in December 2023 and has an initial term of 162 months with three five-year extension options and certain expansion rights.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market ("Nasdaq") under the symbol “PRLD” since September 25, 2020. Prior to that there was no public trading market for our common stock.

Holders of Record

As of March 6, 2025, there were approximately 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Prelude is a clinical-stage fully integrated oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in creating a wholly-owned, internally developed pipeline. We also began work with our partner AbCellera on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

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

Our novel, first-in-class SMARCA2 degrader compounds represent our best opportunities for demonstrating clinical proof-of-concept in 2025 and advancing into potential Phase 2/3 registration studies. In 2023, we announced a global partnership with AbCellera Biologics Incorporated ("AbCellera") that will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. We also intend to explore continued clinical development with external partners for our CDK4/6 inhibitor.

PRT3789 is a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. Cancer cells with SMARCA4 mutations are dependent on SMARCA2 for their growth and survival and selectively degrading SMARCA2 induces cell death in cancer cells while sparing normal cells in preclinical models. PRT3789 has been shown to be efficacious and well tolerated in multiple preclinical models of SMARCA4 deleted/mutated cancers as monotherapy and in combination with standards of care therapies. We believe a selective SMARCA2 degrader has the potential to be of benefit in up to 10% of non-small cell lung cancer ("NSCLC") patients in the United States including many other tumor types with the SMARCA4 mutation.

Patients with SMARCA4 mutated cancer have a poor prognosis. We believe this represents an area of high unmet medical need. Therefore, mutated or deleted SMARCA4 cancers provide a potential biomarker to select those patients most likely to respond to treatment with a highly selective SMARCA2 degrader.

PRT3789 is currently in Phase 1 clinical development in patients with biomarker selected SMARCA4 mutated cancers. Objectives for this first Phase 1 clinical trial are to establish the safety and tolerability profile of PRT3789 as both monotherapy and in combination with docetaxel, evaluate activity, pharmacokinetics and pharmacodynamics and determine a dose and potential indications for advancement into a future trial. We presented Phase 1 trial data updates at the 2025 Japanese Society of Medical Oncology Annual Meeting on March 8, 2025. As reported by investigators, PRT3789 was generally safe and well-tolerated at doses tested to date. Of the 32 advanced NSCLC, esophageal or gastric patients in monotherapy with Class 1 (loss of function) mutations who were evaluable for efficacy as of the November 30, 2024 data cutoff, RECIST confirmed partial responses (PRs) were observed in 5 patients (2 esophageal, 2 NSCLC, 1 gastric). Of the 13 patients with Class 1 mutations treated at doses of 283 mg or higher, three had RECIST confirmed partial responses (2 NSCLC, 1 gastric). Tumor shrinkage was observed in patients with both Class 1 and Class 2 SMARCA4 mutations.

Additional patients on-study demonstrated clinical benefit as measured by prolonged SD, including one advanced NSCLC patient on study for more than a year.

Initial observations of safety from evaluable patients in the PRT3789 plus docetaxel combination dose escalation arm of the trial were also presented. To date, PRT3789 in combination with docetaxel has demonstrated an acceptable safety profile.

The Company is nearing conclusion of monotherapy dose escalation, which is now at the 665mg once weekly IV dose and identifying dose(s) for advancement to any potential future trials. In addition, enrollment of patients in dose escalation in the combination of PRT3789 with docetaxel is ongoing.

The Company also initiated a Phase 2 clinical trial evaluating PRT3789 in combination with KEYTRUDA (pembrolizumab) in patients with SMARCA4-mutated cancers, per the previously announced collaboration with Merck & Co., Inc. PRT3789 has been shown to increase antigen processing and presentation of unique MHC class I peptides, and increased T-cell activity and IFN-γ production in SMARCA4-mutated cancer cells. SMARCA2 degradation by PRT3789 promoted the effects of anti-PD1 therapy in SMARCA4-deficient mouse models, and PRT3789 combined with pembrolizumab, promoted cell death of SMARCA4-deficient NSCLC cells. While inhibitors targeting the PD-1/PD-L1 axis have shown clinical activity across a broad range of tumor types, some patients demonstrated an inadequate response and disease progression consistent with the natural disease course that may be tied to innate resistance mechanisms. Other patients progressed after a period of disease control, which may be associated with acquired resistance mechanisms. It is believed that PRT3789 plus pembrolizumab may re-sensitize resistant cancers to subsequent anti–PD(L)-1 therapy.

Our discovery team has identified a series of potent, selective and orally bioavailable SMARCA2 degraders. In July 2024, we received IND clearance for the lead oral molecule, PRT7732. PRT7732 is >1000-fold selective for SMARCA2 vs. SMARCA4 and demonstrates robust activity in SMARCA4 deficient cancer models both as monotherapy and in combination with docetaxel at well-tolerated doses. PRT7732 demonstrates good oral bioavailability and half suitable for once daily oral dosing. The Company initiated and enrolled our first patients in a phase 1 multi-dose escalation trial of PRT7732 (NCT06560645) in biomarker selected SMARCA4 mutated cancers.

As one of our first precision ADC programs we and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers beyond those targeted by our SMARCA2 selective degraders, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, we and AbCellera will jointly discover, develop, and commercialize products emerging from the collaboration. AbCellera will lead manufacturing activities and we will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

Outside of the AbCellera collaboration, the Company has discovered and optimized a number of pre-clinical precision payloads. We disclosed first data at the 36th EORTC-NCI-AACR Symposium describing preclinical proof-of-concept using a novel, potent SMARCA2/4 dual degrader as a “Precision Payload” conjugated to multiple antibodies. Prelude’s SMARCA2/4 dual degraders have shown picomolar potency with potential for increased efficacy, selectivity and improved therapeutic index. Precision ADCs have potential to expand the reach of SMARCA degrader technology to cancers without SMARCA4 mutations.

Our CDK9 candidate, PRT2527, is a potent and highly selective CDK9 inhibitor that has the potential to avoid off-target toxicities observed with other less selective CDK9 inhibitors. The Company presented interim phase 1 results of the dose-escalation study as part of a poster session at the 66th American Society of Hematology Annual Meeting (ASH) in the fourth quarter of 2024. PRT2527 demonstrated activity across a range of relapsed/refractory lymphoid malignancies, including patients who received prior CAR-T therapy. The Company also announced that it intends to seek a partner for any future continued advancement of PRT2527, as a result of the Company’s strategic focus on the SMARCA2 degrader development program.

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

We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Our net loss was $127.2 million and $121.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $583.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

As of December 31, 2024, we had $133.6 million in cash, cash equivalents, and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the second quarter of 2026.

Components of Results of Operations

Revenue

To date, we have not recognized any revenue from product sales and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

In May 2024, the Company and Pathos AI, Inc. ("Pathos") entered into a license agreement under which the Company granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811. Under the terms of the license agreement, the Company received a $3.0 million upfront, non-refundable payment. The agreement also included a near term $4.0 million payment upon the earlier of 180 days following the effective date of the license agreement or the execution of a quality agreement between the parties pursuant to which the Company will transfer title to certain quantities of Active Pharmaceutical Ingredient (“API”). In addition, the Company may receive potential developmental milestone payments up to $37.0 million, potential sales milestone payments up to $100 million and a range of high single-digit to low double-digit royalties on PRT811 global net sales.

The Company assessed the license agreement with Pathos in accordance with ASC Topic 606, Revenue from Contracts with Customers, and concluded that Pathos is a customer. The Company evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that the exclusive license and transfer of related know-how and materials represents one combined performance obligation. The execution of a quality agreement pursuant to which the Company will transfer title to certain API was identified as a separate performance obligation.

During the year ended December 31, 2024, the Company satisfied both performance obligations identified and recognized revenue of $7.0 million.

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

We track outsourced development costs and other external research and development costs to specific product candidates on a program-by-program basis, fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs, which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses over the next several years related to personnel costs, including stock-based compensation, our clinical trials, including later-stage clinical trials, for current and future product candidates and regulatory filings for our product candidates.

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

We expect to continue to incur general and administrative expense in the future to support our continued research and development activities and potential commercialization efforts. These expenses will likely include costs related to personnel and fees to outside consultants and legal support, among other expenses. The costs associated with being a public company include expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities, research and development tax credits, and grant income received from the State of Delaware. We anticipate re-applying for the grant from the State of Delaware from time to time as long as we maintain qualifying headcount levels in the State of Delaware.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands)	2024	2023	Change
Revenue from license agreement	$7,000	$—	$7,000

Operating expenses:
Research and development	117,995	103,393	14,602
General and administrative	28,719	28,884	(165)
Total operating expenses	146,714	132,277	14,437
Loss from operations	(139,714)	(132,277)	(7,437)
Other income, net	12,541	10,445	2,096
Net loss	$(127,173)	$(121,832)	$(5,341)

Revenue

Revenue for the year ended December 31, 2024 related solely to our license agreement. In 2024, we satisfied both performance obligations related to the exclusive license and transfer of related know-how and materials and transferred title to certain API which resulted in the recognition of revenue for $7.0 million.

Research and Development Expenses

Research and development expenses increased by $14.6 million to $118.0 million for the year ended December 31, 2024 from $103.4 million for the year ended December 31, 2023. Included in research and development expenses for the year ended December 31, 2024, was $12.1 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $12.6 million for the year ended December 31, 2023. Research and development expenses increased due to a higher number of patients enrolled in clinical trials during 2024 driving an increase in related costs, such as chemistry, manufacturing and controls (“CMC”) expense, to support the trials. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Year ended December 31,
(in thousands)	2024	2023
PRT3789	$20,173	$9,738
PRT2527	11,594	7,573
PRT7732	9,195	—
Discovery programs	13,856	12,387
Other	1,346	12,922
General costs, including personnel related	61,831	60,773
	$117,995	$103,393

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million to $28.7 million for the year ended December 31, 2024 from $28.9 million for the year ended December 31, 2023. Included in the general and administrative expenses for the year ended December 31, 2024 was $9.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $13.0 million for the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation, offset by an increase in professional fees incurred to support our research and development efforts.

Other Income, net

Other income, net increased by $2.1 million to $12.5 million for the year ended December 31, 2024 from $10.4 million for the year ended December 31, 2023, primarily due to the receipt and recognition of research and development tax credits from the State of Delaware of $2.4 million in 2024 compared to $1.3 million in 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock and common stock. As of December 31, 2024, we had $133.6 million in cash, cash equivalents, and marketable securities and had an accumulated deficit of $583.6 million. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expense and capital expenditures into the second quarter of 2026.

During the second quarter of 2023, we sold 6,761,200 shares of common stock which comprised of (i) 5,312,978 shares of voting common stock and (ii) 1,448,222 shares of non-voting common stock at a price of $5.75 per share and to certain investors in lieu of common stock, we sold pre-funded warrants to purchase 12,895,256 shares of voting common stock at a price of $5.7499 per pre-funded warrant, resulting in gross proceeds of $113.0 million. We incurred offering costs of $2.6 million which resulted in net proceeds of $110.4 million. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Of the voting common stock sold, 2,264,456 were purchased by our underwriters in connection with a 30-day option at a price of $5.75 per share.

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

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400.0 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. As of December 31, 2024, there was $400.0 million remaining under the 2024 Shelf Registration Statement.

In March 2023, in connection with filing a prospectus supplement to our 2021 Shelf Registration Statement, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, we expect to file a prospectus supplement to the 2024 Shelf Registration Statement in order to continue to allow us to access the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of December 31, 2024.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(102,888)	$(107,063)
Net cash provided by (used in) investing activities	90,191	(34,646)
Net cash (used in) provided by financing activities	(120)	136,395
Net decrease in cash and cash equivalents	$(12,817)	$(5,314)

Operating Activities

During the year ended December 31, 2024, we used $102.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $127.2 million offset by noncash charges of $20.1 million, which consisted primarily of $21.3 million in stock-based compensation, along with a $4.2 million net decrease in our operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

During the year ended December 31, 2023, we used $107.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $121.8 million along with a $10.5 million net increase in our operating assets and liabilities offset by noncash charges of $25.2 million, which consisted primarily of $25.6 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates

Investing Activities

During the year ended December 31, 2024 net cash provided by investing activities of $90.2 million consisted primarily of $143.6 million in proceeds from maturities of marketable securities, partially offset by $52.7 million in purchases of marketable securities. During the year ended December 31, 2023 we used $34.6 million of cash in investing activities primarily due to net purchases of marketable securities of $31.1 million.

Financing Activities

During the year ended December 31, 2024, net cash used by financing activities was primarily for principal payments on our finance lease and the payment of offering costs related to the shelf registration statement, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan. During the year ended December 31, 2023, financing activities provided cash of $136.4 million which was primarily the result of $135.7 million in proceeds received from the sale of common stock and pre-funded warrants, net of issuance costs.

Contractual obligations and other commitments

We have one operating lease for office and lab space. Our leased facility includes approximately 81,000 rentable square feet and has approximately 12 years remaining along with three five-year extension options and certain expansion rights. The gross obligation for our operating lease over the next twelve months is $2.7 million, and we expect to make total lease payments of $38.7 million from January 2025 through May 2037. See Note 8 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

JOBS Act Accounting Election; Emerging Growth Company and Smaller Reporting Company Status

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prelude Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prelude Therapeutics Incorporated (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 10, 2025

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$12,474	$25,291
Marketable securities	121,140	207,644
Prepaid expenses and other current assets	2,281	2,654
Total current assets	135,895	235,589
Restricted cash	4,044	4,044
Property and equipment, net	6,767	7,325
Right-of-use asset	28,699	30,412
Prepaid expenses and other non-current assets	110	295
Total assets	$175,515	$277,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,732	$4,580
Accrued expenses and other current liabilities	15,209	15,768
Operating lease liability	2,492	1,481
Finance lease liability	208	—
Total current liabilities	25,641	21,829
Other liabilities	3,090	3,339
Operating lease liability	15,325	15,407
Total liabilities	44,056	40,575
Commitments (note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 42,298,859 and 42,063,995 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Non-voting common stock, $0.0001 par value: 12,850,259 shares authorized; 12,850,259 shares issued and outstanding at both December 31, 2024 and 2023	1	1
Additional paid-in capital	714,982	693,252
Accumulated other comprehensive income	35	223
Accumulated deficit	(583,563)	(456,390)
Total stockholders’ equity	131,459	237,090
Total liabilities and stockholders’ equity	$175,515	$277,665

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands, except share and per share data)	2024	2023
Revenue from license agreement	$7,000	$—

Operating expenses:
Research and development	117,995	103,393
General and administrative	28,719	28,884
Total operating expenses	$146,714	$132,277
Loss from operations	(139,714)	(132,277)
Other income, net	12,541	10,445
Net loss	$(127,173)	$(121,832)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.68)	$(2.02)
Weighted average common shares outstanding, basic and diluted	75,805,840	60,357,052
Comprehensive loss
Net loss	$(127,173)	$(121,832)
Unrealized (loss) gain on marketable securities, net of tax	(188)	1,915
Comprehensive loss	$(127,361)	$(119,917)

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 15,455 shares withheld for employee taxes	42,000	—	—	—	6	—	—	6
Issuance of common stock under ESPP	192,864	—	—	—	379	—	—	379
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(188)	—	(188)
Stock-based compensation expense	—	—	—	—	21,345	—	—	21,345
Net loss	—	—	—	—	—	—	(127,173)	(127,173)
Balance at December 31, 2024	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459

(in thousands, except shares)	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	36,496,994	$4	11,402,037	$1	$531,682	$(1,692)	$(334,558)	$195,437
Issuance of common stock and prefunded warrants, net of issuance costs of $2.8 million	5,312,978	—	1,448,222	—	135,290	—	—	135,290
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,983 shares withheld for employee taxes	84,166	—	—	—	30	—	—	30
Issuance of common stock under ESPP	169,857	—	—	—	634	—	—	634
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,915	—	1,915
Stock-based compensation expense, net of forfeitures of restricted stock	—	—	—	—	25,616	—	—	25,616
Net loss	—	—	—	—	—	—	(121,832)	(121,832)
Balance at December 31, 2023	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(127,173)	$(121,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,772	1,169
Noncash lease expense	1,591	1,936
Stock-based compensation	21,345	25,616
Amortization of premium and discount on marketable securities, net	(4,639)	(3,473)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	373	(297)
Accounts payable	3,305	(2,270)
Accrued expenses and other liabilities	(808)	2,522
Long-term prepaid expenses and other long-term assets	295	(8,810)
Operating lease liabilities	1,051	(1,624)
Net cash used in operating activities	(102,888)	(107,063)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(52,694)	(221,633)
Proceeds from maturities of marketable securities	143,649	190,500
Purchases of property and equipment	(764)	(3,513)
Net cash provided by (used in) investing activities	90,191	(34,646)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	135,731
Payment of offering costs	(110)	—
Proceeds from issuance of common stock in connection with the exercise of stock options	60	47
Proceeds from the issuance of common stock under ESPP	379	634
Payment of withholding taxes related to stock-based compensation to employees	(54)	(17)
Principal payments on finance lease	(395)	—
Net cash (used in) provided by financing activities	(120)	136,395
Net decrease in cash and cash equivalents	(12,817)	(5,314)
Cash, cash equivalents and restricted cash at beginning of year	29,335	34,649
Cash, cash equivalents and restricted cash at end of year	$16,518	$29,335
Supplemental disclosures:
Property and equipment in accounts payable	$10	$163
Unrealized (loss) gain on marketable securities	$(188)	$1,915
Offering costs in accrued expenses and other current liabilities	$—	$131

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

Prelude Therapeutics Incorporated (the “Company”) is a clinical-stage precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. Since beginning operations in 2016, the Company has devoted substantially all its efforts to research and development, conducting preclinical and clinical studies, recruiting management and technical staff, administration, and raising capital.

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $583.6 million at December 31, 2024. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company views and manages its operations as a single operating segment. See Note 9 (Segments) for further details.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments.

Cash, Cash Equivalents and Restricted cash

The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value in the accompanying balance sheets.

Restricted cash comprises a letter of credit for the benefit of the landlord in connection with the Company’s lease facility. See Note 8 (Commitments) for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$12,474	$25,291
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$16,518	$29,335

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company's lease for office and laboratory space located in Wilmington, DE is classified as an operating lease. The lease results in an operating right-of-use (ROU) asset, a current operating lease liability, and a non-current operating lease liability in the balance sheet and has a remaining lease term of approximately 12 years. The Company has a finance lease for a piece of equipment which is included in the balance sheet in property and equipment, net, and as a finance lease liability with a remaining term of 4 months. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized.

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

Comprehensive loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss for the years ended December 31, 2024 and 2023 comprised net loss and unrealized gain or loss on marketable securities.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company's revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as it satisfies each performance obligation.

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

Grant Income and Research and Development Tax Credits

The Company recognizes grants related to income and Delaware research and development tax credits in other income, net in the statements of operations when the necessary qualifying conditions, as stated in the agreements, are met and all contingencies have been resolved. For the years ended December 31, 2024 and 2023, the Company recorded other income related to these items of $2.5 million and $1.5 million, respectively. The Company recognizes grants related to assets as deferred income which is included in the balance sheet as other liabilities. The deferred income is then recognized as grant income over the useful life of the related assets.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards, as these instruments are considered contingently issuable shares until they vest, or restricted stock units. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as stock options, and the effect from unvested restricted stock awards and restricted stock units which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock awards entitle the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock awards have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Unvested restricted stock awards	—	27,008
Unvested restricted stock units	56,250	103,750
Stock options	14,212,538	11,898,446
	14,268,788	12,029,204

Amounts in the above table reflect the common stock equivalents.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Recently Issued Accounting Pronouncements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company will remain an emerging growth company until the earliest of (i) the last day of the Company's first fiscal year (a) in which the Company has total annual gross revenues of at least $1.235 billion, or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company's common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30, (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period or (iii) December 31, 2025. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Accounting guidance not yet adopted

In December 2023, the FASB issued ASU Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

In November 2024, the FASB issued ASU Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2024 and 2023.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
December 31, 2024:
Marketable securities
Corporate debt securities	$70,059	$44	$(27)	$70,076
U.S. government securities	51,046	18	—	51,064
Total	$121,105	$62	$(27)	$121,140
December 31, 2023:
Marketable securities
Agency securities	$10,431	$19	$—	$10,450
Corporate debt securities	67,806	193	(20)	67,979
U.S. government securities	129,184	72	(41)	129,215
Total	$207,421	$284	$(61)	$207,644

The Company’s marketable securities generally have contractual maturity dates of 13 months or less. As of December 31, 2024, the Company had 16 securities with a total fair market value of $18.6 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its marketable securities to maturity.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The Company follows the provisions of ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024:
Assets:
Cash equivalents (Money Market Funds)	$11,246	$—	$—
Marketable securities
Corporate debt securities	—	70,076	—
U.S. government securities	—	51,064	—
Total	$11,246	$121,140	$—

December 31, 2023:
Assets:
Cash equivalents (Money Market Funds)	$24,369	$—	$—
Marketable securities
Agency securities		10,450
Corporate debt securities	—	67,979	—
U.S. government securities	—	129,215	—
Total	$24,369	$207,644	$—

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Lab equipment	$7,920	$6,643
Leasehold improvements	1,700	1,582
IT equipment	505	470
Furniture and fixtures	1,900	1,858
Construction in progress	—	338
	12,025	10,891
Less accumulated depreciation	(5,258)	(3,566)
Property and equipment, net	$6,767	$7,325

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Compensation and related benefits	$9,022	$9,157
Research and development	5,416	5,666
Other	771	945
	$15,209	$15,768

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises includes approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2024. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 15.0%. The Company's incremental borrowing rate reflects a collateralized borrowing with a similar term and amount as the Chestnut Run Lease.

In April 2024, the Company entered into a 12 month finance lease for equipment.

Lease cost for the year ended December 31, 2024 was $4.4 million, including $0.2 million of short-term lease cost. Lease cost for the year ended December 31, 2023 was $2.5 million, including $0.2 million of short-term lease cost.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Supplemental balance sheet and other information related to our operating and finance leases as of December 31, 2024 and December 31, 2023 were as follows:

(in thousands)
Leases	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$28,699	$30,412
Finance	Property and equipment, net	523	—
Total leased assets		$29,222	$30,412
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,492	$1,481
Finance	Current liabilities, finance lease liability	208	—
Non-Current:
Operating	Operating lease liability	15,325	15,407
Total lease liabilities		$18,025	$16,888

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		10.5%
Weighted-average remaining lease term (years)
Operating lease		12.4	13.5
Finance lease		0.3

Supplemental cash flow information related to our leases for the twelve months ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,583	$1,928
Operating cash flows from finance lease	30	—
Financing cash flows from finance lease	395	—
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	—	16,680
Finance lease	603	—

As of December 31, 2024 future minimum annual lease payments for operating and finance lease are as follows:

(in thousands)	Operating lease	Finance lease
2025	$2,708	$213
2026	2,973	-
2027	3,047	-
2028	3,124	-
2029	3,202	-
Thereafter	26,376	-
Total undiscounted lease payments	41,430	213
Less imputed interest	(23,613)	(5)
Lease liability	$17,817	$208

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company paid a security deposit in the form of a letter of credit of $4.0 million which is included in the accompanying balance sheet as restricted cash as of December 31, 2024 and 2023. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for a grant from the State of Delaware in 2021 that will provide up to $2.4 million in reimbursements over three years for the development of lab space and up to $3.1 million to increase jobs in Delaware to meet specific targeted levels through 2023, which was extended to 2026 during the second quarter of 2024. During the third quarter of 2022, the Company was approved for an additional grant from the State of Delaware for the development of lab space in the amount of $1.0 million. In 2022, the Company received cash grants of $3.4 million from the State of Delaware for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed. The Company deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities in the accompanying balance sheet. The Company recognizes the grant funds in other income over the length of the lease term. Additionally, if the Company leaves the State of Delaware within five years of the disbursement, the Company is required to return an amount equal to the amount of grant funds disbursed on a pro-rated basis. During the year ended December 31, 2024, the Company recognized $0.2 million of other income related to this grant.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match with a maximum amount of 3% of the participant’s compensation. During the years ended December 31, 2024 and 2023 the Company made matching contributions of $0.8 million and $0.7 million, respectively.

License Agreement

In May 2024, the Company and Pathos AI, Inc. ("Pathos") entered into a license agreement under which the Company granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811. Under the terms of the license agreement, the Company received a $3.0 million upfront, non-refundable payment. The agreement also included a near term $4.0 million payment due to the Company upon the earlier of 180 days following the effective date of the license agreement or the execution of a quality agreement between the parties pursuant to which the Company will transfer title to certain quantities of Active Pharmaceutical Ingredient (“API”). In addition, the Company may receive potential developmental milestone payments up to $37.0 million, potential sales milestone payments up to $100 million and a range of high single-digit to low double-digit royalties on PRT811 global net sales.

The Company assessed the license agreement with Pathos in accordance with ASC 606 and concluded that Pathos is a customer. The license agreement with Pathos includes the transfer of the following goods or services: (i) exclusive license to PRT811, (ii) transfer of licensed know-how and materials (i.e. datasets, regulatory and manufacturing documents, etc.), (iii) participation in a Joint Communication Committee ("JCC"), and (iv) execution of a quality agreement pursuant to which the Company will transfer title to certain API. The Company evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that Pathos could not benefit from the license separately from the related know-how and materials, and accordingly, they represent one combined performance obligation. The execution of a quality agreement pursuant to which the Company will transfer title to certain API was identified as a separate performance obligation. The Company also determined the participation in the JCC is immaterial in the context of the license agreement as the Company has no decision-making ability through its participation in the JCC.

The transaction price is allocated to the performance obligations based upon their relative standalone selling prices, which were estimated for (i) the exclusive license and know-how and materials at $3.0 million using an adjusted market

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

approach and (ii) execution of a quality agreement pursuant to which the Company will transfer title to certain API at $4.0 million using a cost plus margin approach.

With respect to the accounting principles identified above, each performance obligation will be recognized at a point in time. The Company determined that the performance obligation for the license and transfer of related know-how and materials would be fully satisfied when the license is granted and key know-how and materials are transferred to Pathos as that is the point at which Pathos can fully use and benefit from the license to PRT811. The performance obligation for the execution of a quality agreement pursuant to which the Company will transfer title to certain API will be satisfied when the legal title to the API is transferred. During 2024, the Company satisfied both performance obligations, resulting in $7.0 million of revenue recognized in the statement of operations for the year ended December 31, 2024.

Research Collaboration Agreement

In November 2023, the Company entered into a multi-year, multi-program agreement with AbCellera to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808 as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606 when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that the co-development arrangement, as defined in its agreement with AbCellera, does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the years ended December 31, 2024 and 2023.

Other Research and Development Arrangements

The Company enters into agreements with CROs to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Segments

The Company currently operates as one operating business segment focused on developing innovative medicines in areas of high unmet need for cancer patients. The Company's determination that it operates as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the statement of operations and comprehensive loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To-date, the Company has not recognized any revenue from product sales, and the Company does not expect to generate any revenue from the sale of products in the foreseeable future. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and to make decisions about the allocation of resources, along with cash forecast models.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The following tables summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Revenue from license agreement	$7,000	$—

Operating expenses:
Research and development
PRT3789	$20,173	$9,738
PRT2527	11,594	7,573
PRT7732	9,195	—
Discovery programs	13,856	12,387
Other	1,346	12,922
General costs, including personnel related	61,831	60,773
Total research and development	117,995	103,393
General and administrative	28,719	28,884
Total operating expenses	$146,714	$132,277
Loss from operations	(139,714)	(132,277)
Other income, net	12,541	10,445
Net loss	$(127,173)	$(121,832)

10. Common Stock

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

Shelf Registration Statements

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. As of December 31, 2024, there was $400.0 million remaining under the 2024 Shelf Registration Statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to its 2021 Shelf Registration Statement, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, the Company will need to register the $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement on a subsequent registration statement before any future sales are permitted. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

of common stock pursuant to the Sales Agreement. At December 31, 2024, there was $75.0 million remaining under the Sales Agreement.

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

The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2024, no pre-funded warrants had been exercised.

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

The Company did not conduct any financings in 2024.

11. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The total number of shares initially authorized under the Plan was 4,680,000, which was increased on January 1, 2021 and will automatically increase on January 1st of each year, continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. At December 31, 2024, 5,417,370 shares were available for future grants and on January 1, 2025, 2,757,455 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after 1 year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$12,134	$12,626
General and administrative	9,211	12,990
	$21,345	$25,616

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Stock Options

The following table summarizes stock option activity for the Plan in the years indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2023	9,390,930	$12.08	8.31
Granted	3,238,898	$6.68
Exercised	(26,899)	$1.78
Forfeited	(704,483)	$12.58
Outstanding at December 31, 2023	11,898,446	$10.60	7.77
Granted	3,922,800	$4.40
Exercised	(14,955)	$3.98
Forfeited	(1,593,753)	$9.09
Outstanding at December 31, 2024	14,212,538	$9.07	7.30
Exercisable at December 31, 2024	8,518,940	$11.09	6.40

The aggregate intrinsic value of options exercised was $20 thousand and $0.1 million during the year ended December 31, 2024 and 2023, respectively. At December 31, 2024, the aggregate intrinsic value of outstanding options and exercisable options was $0.1 million and $40 thousand, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2024 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $4.56	2,991,916	6.29	$2.44	2,051,205	$1.91
$4.57 - $5.43	3,741,327	8.65	4.69	841,091	4.89
$5.44 - $11.72	4,088,593	7.82	7.86	2,404,123	8.13
$11.73 - $88.98	3,390,702	6.09	21.20	3,222,521	20.75
	14,212,538			8,518,940

The weighted-average grant date fair value of options granted was $3.25 and $4.87 per share for the years ended December 31, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $20.8 million and $24.6 million for the years ended December 31, 2024 and 2023, respectively, related to stock options. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $21.9 million, which the Company expects to recognize over a weighted-average period of 2.04 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2024	2023
Expected volatility	84.96%	83.57%
Risk-free interest rate	4.19%	3.82%
Expected life (in years)	6.05	6.02
Expected dividend yield	—	—

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

The following table summarizes activity related to RSA stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Unvested balance at January 1, 2023	201,716	$2.81
Vested	(174,708)	$2.74
Unvested balance at December 31, 2023	27,008	$3.26
Vested	(27,008)	$3.26
Unvested balance at December 31, 2024	—	$—

The Company recorded stock-based compensation expense of $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, related to RSAs.

The Company issues restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after 1 year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Outstanding at January 1, 2023	165,000	$6.08
Vested	(61,250)	$5.96
Outstanding at December 31, 2023	103,750	$6.16
Vested	(42,500)	$6.44
Forfeited	(5,000)	$18.32
Outstanding at December 31, 2024	56,250	$4.86

The Company recorded stock-based compensation expense of $0.3 million for each of the years ended December 31, 2024 and 2023, related to RSUs. At December 31, 2024 the total unrecognized expense related to the RSUs was $0.2 million, which the Company expects to recognize over 1.25 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which as of December 31, 2024 had 1,975,570 shares of common stock reserved for future issuance. The Company issued 192,864 shares under the ESPP in 2024. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, on January 1, 2025, 551,491 shares were added to the ESPP.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, related to the ESPP.

12. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$81,520	$71,963
Research and development credits	23,668	20,555
Research and development capitalization	59,341	39,867
Stock-based compensation	15,312	12,990
Accrued expense	2,783	2,539
Lease liabilities	5,033	4,715
Gross deferred tax assets	187,657	152,629
Less: valuation allowance	(182,642)	(147,616)
Total deferred tax asset	5,015	5,013
Deferred tax liability
Right-of-use assets	(4,595)	(4,641)
Depreciation	(420)	(372)
Total deferred tax liabilities	(5,015)	(5,013)
Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2024 and 2023, includes capitalized research and development expenses of $59.3 million and $39.9 million, respectively. The Tax Cuts and Jobs Act passed in 2017 included a provision which requires taxpayers to capitalize and amortize U.S. based research development expenses over a period of five years and non-U.S. based research and development expenses over a period of 15 years effective for tax years beginning after December 31, 2021. In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024 and December 31, 2023. The valuation allowance increased by $35.0 million and $36.6 million during the years ended December 31, 2024 and 2023, respectively.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(6.6)	(6.6)
Permanent differences	1.0	1.1
Research and development	(2.4)	(4.4)
Change in valuation allowance	27.5	30.0
Share-based compensation	1.5	0.9
Other	-	-
	0%	0%

The following table summarizes carryforwards of federal and state net operating losses (“NOL”) and research tax credits:

	December 31,
(in thousands)	2024	2023
NOL carryforwards - Federal	$292,193	$257,976
NOL carryforwards - State	293,621	259,051
Research tax credits - Federal	23,634	20,521
Research tax credits - State	43	43

The NOL carryforwards begin expiring in 2036 for federal and Delaware state income tax purposes, however; all federal, Delaware state, and Kansas state NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. The NOL carryforwards begin expiring in 2037 and 2042 for Tennessee and Massachusetts, respectively. As of December 31, 2024, the Company also had federal and Delaware research and development tax credit carryforwards of $23.6 million and $43 thousand, respectively, that will begin to expire in 2039 and 2031, respectively, unless previously utilized.

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

As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to NOL and tax credit carry-forwards that remain unutilized, income tax returns for all tax years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

The Company has adopted a policy statement regarding securities transactions (the "Trading Policy") that applies to all officers, directors, employees, consultants, and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities. A copy of the Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)
Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	August 3, 2023

3.2	Amended and Restated Bylaws of Prelude Therapeutics Incorporated.	8-K	001-39527	3.1	January 23, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-248628	4.1	September 16, 2020

4.2	Amended and Restated Investors’ Rights Agreement, dated August 21, 2020, by and among Prelude Therapeutics Incorporated and certain of its stockholders	S-1	333-248628	4.2	September 4, 2020

4.3	Form of Registration Rights Agreement, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1	333-251874	4.3	January 4, 2021

4.4	Form of Amended and Restated Registration Rights Agreement by and among Prelude Therapeutics Incorporated and certain Investors.	10-K	001-39527	4.4	February 15, 2024

4.5	Description of Voting Common Stock Registered Under Section 12 of the Securities Exchange Act of 1943, as amended.	10-K	001-39527	4.5	February 15, 2024

4.6	Form of Pre-Funded Warrant	8-K	001-39527	4.1	May 19, 2023

4.7	Form of Pre-Funded Warrant	8-K	001-39527	4.1	December 11, 2023

10.1+	Form of Indemnification Agreement with directors and officers.	S-1	333-248628	10.1	September 4, 2020

10.2+	2016 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-248628	10.2	September 4, 2020

10.3+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248628	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248628	10.4	September 21, 2020

10.5	Second Amended and Restated Entrepreneur Client License Agreement, dated November 1, 2020, by and between Prelude Therapeutics Incorporated and Delaware Innovation Space, Inc.	8-K	001-39527	10.1	November 4, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.6+	Executive Employment Agreement, dated December 30, 2020, by and between the Prelude Therapeutics Incorporated and Krishna Vaddi.	S-1	333-251874	10.6	January 4, 2021

10.7+	Amended Executive Employment Agreement, dated February 4, 2025, by and between Prelude Therapeutics Incorporated and Bryant Lim.					X

10.8+	Executive Employment Agreement, dated January 21, 2022, by and between Prelude Therapeutics Incorporated and Jane Huang.	10-Q	001-39527	10.1	May 10, 2022

10.9††	Single-Tenant Triple Net Lease, dated September 13, 2021, by and between Prelude Therapeutics Incorporated and Crisp Partners, LLC.	10-K	001-39527	10.11	March 17, 2022

10.10††	First Amendment to Single-Tenant Triple Net Lease, dated November 15, 2021, by and between the Prelude Therapeutics Incorporated and Crisp Partners, LLC.	10-K	001-39527	10.12	March 17, 2022

10.11^††	Second Amendment to Single-Tenant Triple Net Lease, dated August 8, 2022, by and between Prelude Therapeutics Incorporated and CRISP Partners LLC.	10-Q	001-39527	10.1	November 14, 2022

10.12	Open Market Sale Agreement SM, dated March 15, 2023, by and between Prelude Therapeutics Incorporated and Jefferies LLC.	8-K	001-39527	1.1	March 15, 2023

10.13	Form of Securities Purchase Agreement by and among Prelude Therapeutics Incorporated and certain Investors.	10-K	001-39527	10.13	February 15, 2024

10.14	Consulting Agreement, dated April 10, 2024, by and between Prelude Therapeutics Incorporated and Laurent Chardonnet.	8-K	001-39527	10.1	April 10, 2024

10.15	Separation Agreement and General Release, dated April 10, 2024, by and between Prelude Therapeutics Incorporated and Laurent Chardonnet.	8-K	001-39527	10.2	April 10, 2024

19	Insider Trading Policy					X

21.1	Subsidiaries of Prelude Therapeutics Incorporated.	10-K	001-39527	21.1	February 15, 2024

23.1	Consent of Ernst and Young LLP, an independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy of Prelude Therapeutics Incorporated	10-K	001-39527	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRELUDE THERAPEUTICS INCORPORATED

Date: March 10, 2025	By:	/s/ Krishna Vaddi
Krishna Vaddi, Ph.D
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vaddi Krishna Vaddi, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2025

/s/ Bryant Lim Bryant Lim	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2025

/s/ Paul A. Friedman	Chairman and Director	March 10, 2025
Paul A. Friedman, M.D.

/s/ Martin Babler	Director	March 10, 2025
Martin Babler

/s/ Julian Baker	Director	March 10, 2025
Julian Baker

/s/ David Bonita	Director	March 10, 2025
David Bonita, M.D.

/s/ Mardi C. Dier	Director	March 10, 2025
Mardi C. Dier

/s/ Victor Sandor	Director	March 10, 2025
Victor Sandor, M.D.C.M.