Form 10-Q
period 2025-06-30
Prelude Therapeutics Inc
filed 2025-08-14
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 56,600,345 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,752	$12,474
Marketable securities	47,464	121,140
Prepaid expenses and other current assets	3,660	2,281
Total current assets	76,876	135,895
Restricted cash	4,044	4,044
Property and equipment, net	5,956	6,767
Operating lease right-of-use asset	27,932	28,699
Other assets	110	110
Total assets	$114,918	$175,515
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,962	$7,732
Accrued expenses and other current liabilities	13,235	15,209
Operating lease liability	2,711	2,492
Finance lease liability	—	208
Total current liabilities	20,908	25,641
Other liabilities	2,966	3,090
Operating lease liability	15,206	15,325
Total liabilities	39,080	44,056
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 43,744,066 and 42,298,859 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Non-voting common stock, $0.0001 par value: 112,850,259 and 12,850,259 shares authorized at June 30, 2025 and December 31, 2024, respectively; 12,850,259 shares issued and outstanding at both June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	722,713	714,982
Accumulated other comprehensive (loss) income	(1)	35
Accumulated deficit	(646,879)	(583,563)
Total stockholders’ equity	75,838	131,459
Total liabilities and stockholders’ equity	$114,918	$175,515

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses
Research and development	$25,784	$29,509	$54,600	$56,918
General and administrative	6,410	7,655	12,200	14,589
Total operating expenses	32,194	37,164	66,800	71,507
Loss from operations	(32,194)	(37,164)	(66,800)	(71,507)
Other income, net	963	2,424	3,484	5,336
Net loss	$(31,231)	$(34,740)	$(63,316)	$(66,171)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.41)	$(0.46)	$(0.83)	$(0.87)
Weighted average common shares outstanding, basic and diluted	75,993,941	75,762,152	75,990,132	75,748,989
Comprehensive loss:
Net loss	$(31,231)	$(34,740)	$(63,316)	$(66,171)
Unrealized loss on marketable securities, net of tax	(13)	(55)	(36)	(513)
Comprehensive loss	$(31,244)	$(34,795)	$(63,352)	$(66,684)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2025	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459
Issuance of common stock upon vesting of RSUs, net of 3,859 shares withheld for employee taxes	5,516	—	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of prefunded warrants	1,299,827	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	—	—	3,832	—	—	3,832
Net loss	—	—	—	—	—	—	(32,085)	(32,085)
Balance at March 31, 2025	43,604,202	$4	12,850,259	$1	$718,809	$12	$(615,648)	$103,178
Issuance of common stock upon exercise of stock options & vesting of RSU's, net of 3,355 shares withheld for employee taxes	6,020	—	—	—	(2)	—	—	(2)
Issuance of common stock under ESPP	133,844	—	—	—	92	—	—	92
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	3,814	—	—	3,814
Net loss	—	—	—	—		—	(31,231)	(31,231)
Balance at June 30, 2025	43,744,066	$4	12,850,259	$1	$722,713	$(1)	$(646,879)	$75,838

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

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(63,316)	$(66,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	878
Noncash lease expense	767	811
Stock-based compensation	7,646	11,645
Amortization of premium and discount on marketable securities, net	(134)	(2,873)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,379)	(216)
Accounts payable	(2,760)	1,708
Deferred revenue	—	3,000
Accrued expenses and other liabilities	(2,098)	(4,466)
Operating lease liabilities	100	836
Net cash used in operating activities	(60,306)	(54,848)
Cash flows provided by investing activities:
Purchases of marketable securities	(34,127)	(13,372)
Proceeds from maturities of marketable securities	107,901	71,360
Purchases of property and equipment	(67)	(648)
Net cash provided by investing activities	73,707	57,340
Cash flows used in financing activities:
Payment of offering costs	—	(84)
Proceeds from the issuance of common stock under ESPP	92	255
Proceeds from the issuance of common stock in connection with the exercise of stock options	—	4
Payment of withholding taxes related to stock-based compensation to employees	(7)	(34)
Principal payments on finance lease liabilities	(208)	(96)
Net cash (used in) provided by financing activities	(123)	45
Net increase in cash, cash equivalents and restricted cash	13,278	2,537
Cash, cash equivalents, and restricted cash at beginning of period	16,518	29,335
Cash, cash equivalents, and restricted cash at end of period	$29,796	$31,872

Supplemental disclosures of non-cash activities:
Unrealized loss on marketable securities	$(36)	$(513)

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred operating losses and had an accumulated deficit of $646.9 million as of June 30, 2025. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

At June 30, 2025, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $77.3 million. Absent additional funding, the Company believes that its cash, cash equivalents, restricted cash and marketable securities will not be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. As a result, substantial doubt exists about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2025 and December 31, 2024.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$25,752	$12,474
Restricted cash	4,044	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$29,796	$16,518

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Unvested restricted stock units	337,750	82,500
Stock options	16,480,115	15,180,727
	16,817,865	15,263,227

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company anticipates that it will no longer be an emerging growth company as of December 31, 2025 and, as a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date. However, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements and other obligations.

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

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
June 30, 2025
Marketable securities:
Corporate debt securities	$17,627	$9	$(7)	$17,629
U.S. government securities	29,838	—	(3)	29,835
Total marketable securities	$47,465	$9	$(10)	$47,464

December 31, 2024
Marketable securities:
Corporate debt securities	$70,059	$44	$(27)	$70,076
U.S. government securities	51,046	18	—	51,064
Total marketable securities	$121,105	$62	$(27)	$121,140

The Company’s marketable securities generally have contractual maturity dates of 7 months or less. As of June 30, 2025, the Company had 18 securities with a total fair market value of $26.4 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2025
Assets
Cash equivalents
Money Market Funds	$21,206	$—	$—
U.S. government securities	—	2,989	—
Total cash equivalents	21,206	2,989	—

Marketable securities:
Corporate debt securities	$—	$17,629	$—
U.S. government securities	—	29,835	—
Total marketable securities	—	47,464	—
Total financial assets	$21,206	$50,453	$—

December 31, 2024
Assets
Cash equivalents (Money Market Funds)	$11,246	$—	$—
Marketable securities:
Corporate debt securities	—	70,076	—
U.S. government securities	—	51,064	—
Total marketable securities	—	121,140	—
Total financial assets	$11,246	$121,140	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Compensation and related benefits	$5,883	$9,022
Research and development	6,491	5,416
Other	861	771
	$13,235	$15,209

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

Shelf Registration Statements

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of June 30, 2025, there was $400.0 million remaining under the 2024 Shelf Registration statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to the shelf registration statement filed in November 2021 (the “2021 Shelf Registration Statement"), the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, the Company will need to register the $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement on a subsequent registration statement before any future sales are permitted. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At June 30, 2025, there was $75.0 million remaining under the Sales Agreement.

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

There were 1,300,000 pre-funded warrants exercised during the six months ended June 30, 2025. The Company did not conduct any financings during the six months ended June 30, 2025 and 2024.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of June 30, 2025. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In April 2024, the Company entered into a 12 month finance lease for equipment. The final payment under the agreement was made in April 2025.

Our operating lease costs for the three and six months ended for both June 30, 2025 and 2024 were $1.0 million and $2.1 million, respectively. Supplemental balance sheet and other information related to our operating and finance leases as of June 30, 2025 and December 31, 2024 were as follows:

(in thousands)
Leases	Classification	June 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$27,932	$28,699
Finance	Property and equipment, net	—	523
Total leased assets		$27,932	$29,222
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,711	$2,492
Finance	Current liabilities, finance lease liability	—	208
Non-Current:
Operating	Operating lease liability	15,206	15,325
Total lease liabilities		$17,917	$18,025

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		—	10.5%
Weighted-average remaining lease term (years)
Operating lease		11.9	12.4
Finance lease		—	0.3

Supplemental cash flow information related to our leases for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,240	$467
Operating cash flows from finance lease	5	10
Financing cash flows from finance lease	208	96
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Finance lease	—	603

Future minimum annual lease payments for operating lease at June 30, 2025 are as follows:

(in thousands)	Operating lease
2025 (remaining)	$1,468
2026	2,973
2027	3,047
2028	3,124
2029	3,202
2030	3,282
Thereafter	23,094
Total undiscounted lease payments	40,190
Less imputed interest	(22,273)
Lease liability	$17,917

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is included in the accompanying balance sheet as restricted cash as of June 30, 2025. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease. The letter of credit was reduced to $3.2 million in July 2025.

Employment Agreements

The Company has employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For each of the three months ended June 30, 2025 and 2024, the Company made matching contributions of $0.2 million. For each of the six months ended June 30, 2025 and 2024, the Company made matching contributions of $0.4 million.

Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel oncology medicines for up to five programs. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. If, at any point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a royalty from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer for a distinct good or service. The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Costs related to the AbCellera collaboration were not material for the three and six months ended June 30, 2025 and 2024.

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

The Company satisfied both performance obligations in the second half of 2024. There was no revenue recognized in the statement of operations for the six months ended June 30, 2025 and 2024.

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

The following tables summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30		Six months ended June 30
(in thousands)	2025	2024	2025	2024
Operating expenses:
Research and development
PRT3789	$3,775	$4,714	$8,268	$8,875
PRT7732	2,757	—	5,736	—
Discovery programs	3,288	5,413	5,756	10,603
Other	272	3,278	2,701	6,143
General costs, including personnel related	15,692	16,104	32,139	31,297
Total research and development	25,784	29,509	54,600	56,918
General and administrative	6,410	7,655	12,200	14,589
Total operating expenses	$32,194	$37,164	$66,800	$71,507
Loss from operations	(32,194)	(37,164)	(66,800)	(71,507)
Other income, net	963	2,424	3,484	5,336
Net loss	$(31,231)	$(34,740)	$(63,316)	$(66,171)

10. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of June 30, 2025, 5,610,857 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2025, 2,757,455 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$2,225	$3,421	$4,495	$6,431
General and administrative	1,589	2,677	3,151	5,214
	$3,814	$6,098	$7,646	$11,645

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2025	14,212,538	$9.07	7.30
Granted	3,594,000	$1.11
Exercised	—	$—
Forfeited	(1,326,423)	$7.22
Outstanding at June 30, 2025	16,480,115	$7.48	7.36
Exercisable at June 30, 2025	9,531,897	$10.48	6.24

At June 30, 2025, the aggregate intrinsic value of both outstanding options and exercisable options was $6 thousand.

The following table summarizes information about stock options outstanding at June 30, 2025 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $1.66	3,710,444	9.12	$1.11	294,194	$1.22
$1.67 - $4.66	4,931,839	7.28	3.57	2,835,674	2.96
$4.67 - $10.34	3,685,145	7.43	6.22	2,430,159	6.11
$10.35 - $88.98	4,152,687	5.80	18.92	3,971,870	19.21
	16,480,115			9,531,897

The weighted-average grant date fair value of options granted was $0.83 and $3.29 per option for the six months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $3.7 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively, related to stock options. The Company recorded stock-based compensation expense of $7.4 million and $11.3 million for the six months ended June 30, 2025 and 2024, respectively, related to stock options. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $16.0 million, which the Company expects to recognize over a weighted-average period of 2.07 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2025	2024
Expected volatility	86.49%	84.99%
Risk-free interest rate	4.30%	4.20%
Expected life (in years)	6.03	6.05
Expected dividend yield	—	—

Restricted Stock Units

The Company granted restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2025	56,250	$4.86
Granted	349,500	$1.11
Vested	(18,750)	$4.86
Forfeited	(49,250)	$1.11
Unvested balance at June 30, 2025	337,750	$1.53

The Company recorded stock-based compensation expense of $65 thousand and $68 thousand for the three months ended June 30, 2025 and 2024, respectively, related to RSUs. The Company recorded stock-based compensation expense of $125 thousand and $137 thousand for the six months ended June 30, 2025 and 2024, respectively, related to RSUs. At June 30, 2025, the total unrecognized expense related to the RSUs was $0.4 million, which the Company expects to recognize over 2.70 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of June 30, 2025, had 2,393,217 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2025, 551,491 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $35 thousand and $60 thousand, respectively, for the three months ended June 30, 2025 and 2024 related to the ESPP. The Company recognized share-based compensation expense of $75 thousand and $120 thousand, respectively, for the six months ended June 30, 2025 and 2024 related to the ESPP.

11. Workforce Reduction

During the second quarter of 2025, the Company reduced its current workforce by approximately eleven percent of full-time employees to align its resources with its ongoing clinical and preclinical programs. The one-time costs related to the workforce reduction were $0.5 million.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2025:

(in thousands)	Amount accrued at December 31, 2024	Charges	Amount Paid	Adjustments	Amount accrued at June 30, 2025
Workforce reduction	$—	$471	$—	$—	$471

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

PRT3789 has completed Phase 1 clinical development in patients with biomarker selected SMARCA4-mutated cancers. The Company anticipates providing updated data from the Phase 1 study by year-end 2025.

We are enrolling patients in a Phase 2 clinical trial evaluating PRT3789 in combination with KEYTRUDA (pembrolizumab) in patients with SMARCA4-mutated cancers, per the previously announced collaboration with Merck (known as MSD outside of the US and Canada).

Our discovery team has identified a series of potent, selective and orally bioavailable SMARCA2 degraders. In July 2024, we received IND clearance for the lead oral molecule, PRT7732. PRT7732 is >1000-fold selective for SMARCA2 vs. SMARCA4 and demonstrates robust activity in SMARCA4 deficient cancer models both as monotherapy and in combination with docetaxel at well-tolerated doses. PRT7732 demonstrates good oral bioavailability and half-life suitable for once daily oral dosing. In the fourth quarter of 2024, the we initiated and enrolled the first patients in a phase 1 multi-dose escalation trial of PRT7732 (NCT06560645) in biomarker selected SMARCA4 mutated cancers. Enrollment continues to advance rapidly, and we are currently enrolling patients in the seventh dose escalation cohort (125 mg once daily). We expect to provide an initial first-in-human data update including PK/PD, safety and initial clinical activity at biologically relevant doses by year-end 2025.

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

Myeloproliferative neoplasms (MPN) are hematopoietic disorders arising from clonal expansion of hematopoietic stem cells (HSC) in the bone marrow. Current treatment options for MPN patients offer symptomatic benefit but fail to eliminate disease-initiating clones leading to treatment resistance and progression to secondary AML. Therapeutic approaches that can selectively eliminate disease-initiating HSCs and induce molecular remission are an unmet medical need.

Mutations in JAK2, CALR and MPL are phenotypic drivers of disease in over 90% of MPN cases. CALR mutations are the second most common driver alteration in MPN, accounting for 20-30% of all cases. Selective expression of mutant CALR on diseased cells but not on normal cells makes CALR a high value target for antibody-directed therapies in MPN.

In June, at the European Hematology Association, we delivered an oral presentation about our mutant CALR discovery efforts, including the first-in-class CALR-targeted pADCs that selectively target mutant CALR expressing cells, with the potential to achieve responses by eliminating MPN clones. These data demonstrate that a CALRxSMARCA2/4 degrader antibody conjugate can selectively degrade SMARCA2/4 in CALR mutant cells and robustly inhibit CALR-mutant cell growth in vitro and in vivo.

We have discovered and are developing a series of selective and orally bioavailable KAT6A selective degraders. We are now advancing a development candidate and remain on track to file an IND in the first half of 2026. KAT6 is a clinically validated target with promising activity in breast cancer and other solid tumors. We recently presented preclinical data from this program at the American Association for Cancer Research (AACR) 2025 Annual Meeting.

Our CDK9 candidate, PRT2527, is a potent and highly selective CDK9 inhibitor that has the potential to avoid off-target toxicities observed with other less selective CDK9 inhibitors. We presented interim phase 1 results of the dose-escalation study as part of a poster session at the 66th American Society of Hematology Annual Meeting (ASH) in the fourth quarter of 2024. PRT2527 demonstrated activity across a range of relapsed/refractory lymphoid malignancies, including patients who received prior CAR-T therapy. As previously announced, we intend to seek a partner for any future continued advancement of PRT2527.

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

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $63.3 million and $66.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $646.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations.

	Three months ended June 30,		Change
(in thousands)	2025	2024
Operating expenses:
Research and development	$25,784	$29,509	$(3,725)
General and administrative	6,410	7,655	(1,245)
Total operating expenses	32,194	37,164	(4,970)
Loss from operations	(32,194)	(37,164)	4,970
Other income, net	963	2,424	(1,461)
Net loss	$(31,231)	$(34,740)	$3,509

Research and Development Expenses

Research and development expenses decreased from $29.5 million for the three months ended June 30, 2024 to $25.8 million for the three months ended June 30, 2025. Included in research and development expenses for the three months ended June 30, 2025, was $2.2 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $3.4 million for the three months ended June 30, 2024. Along with the decrease in stock-based compensation expense, research and development expenses decreased due to a decrease in expense related to our SMARCA2 clinical trials. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Three months ended June 30,
(in thousands)	2025	2024
PRT3789	$3,775	$4,714
PRT7732	2,757	—
Discovery programs	3,288	5,413
Other	272	3,278
Internal costs, including personnel related	15,692	16,104
	$25,784	$29,509

General and Administrative Expenses

General and administrative expenses decreased from $7.7 million for the three months ended June 30, 2024 to $6.4 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense. Included in general and administrative expenses for the three months ended June 30, 2025, was $1.6 million of non-cash expense related to stock-based compensation expense compared to $2.7 million for the three months ended June 30, 2024, due to the tapering off of the vesting period of prior granted options and lower valuation on more recent grants due to the decrease in our stock price.

Other Income, net

Other income, net decreased from $2.4 million for the three months ended June 30, 2024, to $1.0 million for the three months ended June 30, 2025 primarily due to lower income earned our investments due to lower balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations.

	Six months ended June 30,		Change
(in thousands)	2025	2024
Operating expenses:
Research and development	$54,600	$56,918	$(2,318)
General and administrative	12,200	14,589	(2,389)
Total operating expenses	66,800	71,507	(4,707)
Loss from operations	(66,800)	(71,507)	4,707
Other income, net	3,484	5,336	(1,852)
Net loss	$(63,316)	$(66,171)	$2,855

Research and Development Expenses

Research and development expenses decreased from $56.9 million for the six months ended June 30, 2024 to $54.6 million for the six months ended June 30, 2025. Included in research and development expenses for the six months ended June 30, 2025, was $4.5 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $6.4 million for the six months ended June 30, 2024. Research and development expenses decreased primarily due to lower valuation on more recent grants due to the decrease in our stock price along with a decrease in expense related to our SMARCA2 clinical trials, primarily drug product expense. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Six months ended June 30,
(in thousands)	2025	2024
PRT3789	$8,268	$8,875
PRT7732	5,736	—
Discovery programs	5,756	10,603
Other	2,701	6,143
General costs, including personnel related	32,139	31,297
	$54,600	$56,918

General and Administrative Expenses

General and administrative expenses decreased from $14.6 million for the six months ended June 30, 2024 to $12.2 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense. Included in general and administrative expenses for the three months ended June 30, 2025, was $3.2 million of non-cash expense related to stock-based compensation expense compared to $5.2 million for the three months ended June 30, 2024, due to the tapering off of the vesting period of prior granted options and lower valuation on more recent grants due to the decrease in our stock price.

Other Income, net

Other income, net decreased from $5.3 million for the six months ended June 30, 2024, to $3.5 million for the six months ended June 30, 2025 primarily due to lower income earned our investments due to lower balances partially offset by the receipt and recognition of research and development tax credits.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

At June 30, 2025 the Company had cash, cash equivalents, restricted cash and marketable securities totaling $77.3 million. Absent additional funding, the Company believes that its cash, cash equivalents, restricted cash and marketable securities will not be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. As a result, substantial doubt exists about our ability to continue as a going concern.

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

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of June 30, 2025 there was $400 million remaining under the 2024 Shelf Registration Statement.

In March 2023, in connection with filing a prospectus supplement to our shelf registration statement previously filed in November 2021 (the “2021 Shelf Registration Statement"), we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, we expect to file a prospectus supplement to the 2024 Shelf Registration Statement in order to continue to allow us to access the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of June 30, 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(60,306)	$(54,848)
Net cash provided by investing activities	73,707	57,340
Net cash used in (provided by) financing activities	(123)	45
Net increase in cash, cash equivalents and restricted cash	$13,278	$2,537

Operating Activities

During the six months ended June 30, 2025, we used $60.3 million of cash in operating activities. Cash used in operating activities reflected our net loss of $63.3 million and a $6.1 million net increase in our operating assets and liabilities offset by noncash charges of $9.1 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities of $73.7 million consisted primarily of $107.9 million in proceeds from maturities of marketable securities, partially offset by $34.1 million in purchases of marketable securities. During the six months ended June 30, 2024, net cash used in investing activities of $57.3 million consisted primarily of $71.4 million in proceeds from maturities of marketable securities, partially offset by $13.4 million in purchases of marketable securities.

Financing Activities

For the six months ended June 30, 2025 net cash used in financing activities was primarily for principal payments on our finance lease. For the six months ended June 30, 2024 net cash provided by financing activities was primarily from proceeds received from the issuance of common stock under the employee stock purchase plan, offset by principal payments on our finance lease and the payment of offering costs related to the shelf registration statement.

Critical Accounting Estimates

During the three months ended June 30, 2025, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation, exemption to the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We anticipate that we will no longer be an emerging growth company as of December 31, 2025 and, as a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2025 in addition to the risk factors below.

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

We had no revenue during the six months ended June 30, 2025. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and for operating expenses. Cash used to fund operating expenses is based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. Absent additional funding, we believe that our cash, cash equivalents, and marketable securities will not be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

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

Prelude Therapeutics Incorporated

Date: August 14, 2025	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2025	By:	/s/ Bryant Lim
Bryant Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)