Form 10-Q
period 2025-09-30
Prelude Therapeutics Inc
filed 2025-11-12
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 62,865,270 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,532	$12,474
Marketable securities	7,425	121,140
Prepaid expenses and other current assets	3,373	2,281
Total current assets	58,330	135,895
Restricted cash	3,235	4,044
Property and equipment, net	5,531	6,767
Operating lease right-of-use asset	27,549	28,699
Other assets	110	110
Total assets	$94,755	$175,515
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,533	$7,732
Accrued expenses and other current liabilities	12,930	15,209
Operating lease liability	2,727	2,492
Finance lease liability	—	208
Total current liabilities	18,190	25,641
Other liabilities	2,904	3,090
Operating lease liability	15,127	15,325
Total liabilities	36,221	44,056
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 43,750,086 and 42,298,859 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Non-voting common stock, $0.0001 par value: 112,850,259 and 12,850,259 shares authorized at September 30, 2025 and December 31, 2024, respectively; 12,850,259 shares issued and outstanding at both September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	725,131	714,982
Accumulated other comprehensive income	2	35
Accumulated deficit	(666,604)	(583,563)
Total stockholders’ equity	58,534	131,459
Total liabilities and stockholders’ equity	$94,755	$175,515

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$6,500	$3,000	$6,500	$3,000

Operating expenses
Research and development	21,708	29,457	76,308	86,375
General and administrative	5,210	7,919	17,410	22,508
Total operating expenses	26,918	37,376	93,718	108,883
Loss from operations	(20,418)	(34,376)	(87,218)	(105,883)
Other income, net	693	2,105	4,177	7,441
Net loss	$(19,725)	$(32,271)	$(83,041)	$(98,442)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.43)	$(1.09)	$(1.30)
Weighted average common shares outstanding, basic and diluted	76,132,337	75,855,949	76,038,055	75,784,902
Comprehensive loss:
Net loss	$(19,725)	$(32,271)	$(83,041)	$(98,442)
Unrealized gain (loss) on marketable securities, net of tax	3	457	(33)	(56)
Comprehensive loss	$(19,722)	$(31,814)	$(83,074)	$(98,498)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2025	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459
Issuance of common stock upon vesting of RSUs, net of 3,859 shares withheld for employee taxes	5,516	—	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of prefunded warrants	1,299,827	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	—	—	3,832	—	—	3,832
Net loss	—	—	—	—	—	—	(32,085)	(32,085)
Balance at March 31, 2025	43,604,202	$4	12,850,259	$1	$718,809	$12	$(615,648)	$103,178
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,355 shares withheld for employee taxes	6,020	—	—	—	(2)	—	—	(2)
Issuance of common stock under ESPP	133,844	—	—	—	92	—	—	92
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	3,814	—	—	3,814
Net loss	—	—	—	—		—	(31,231)	(31,231)
Balance at June 30, 2025	43,744,066	$4	12,850,259	$1	$722,713	$(1)	$(646,879)	$75,838
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,355 shares withheld for employee taxes	6,020	—	—	—	(5)	—	—	(5)
Unrealized gain on marketable securities	—	—	—	—		3	—	3
Stock-based compensation expense	—	—	—	—	2,423	—	—	2,423
Net loss	—	—	—	—		—	(19,725)	(19,725)
Balance at September 30, 2025	43,750,086	$4	12,850,259	$1	$725,131	$2	$(666,604)	$58,534

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2024	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 4,285 shares withheld for employee taxes	7,510	—	—	—	(14)	—	—	(14)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(458)	—	(458)
Stock-based compensation expense	—	—	—	—	5,547	—	—	5,547
Net loss	—	—	—	—	—	—	(31,431)	(31,431)
Balance at March 31, 2024	42,071,505	$4	12,850,259	$1	$698,785	$(235)	$(487,821)	$210,734
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,722 shares withheld for employee taxes	7,803	—	—	—	(16)	—	—	(16)
Issuance of common stock under ESPP	78,916	—	—	—	255	—	—	255
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	6,098	—	—	6,098
Net loss	—	—	—	—	—	—	(34,740)	(34,740)
Balance at June 30, 2024	42,158,224	$4	12,850,259	$1	$705,122	$(290)	$(522,561)	$182,276
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,722 shares withheld for employee taxes	19,788	—	—	—	43	—	—	43
Unrealized gain on marketable securities	—	—	—	—	—	457	—	457
Stock-based compensation expense, net of forfeitures of restricted stock awards	—	—	—	—	5,926	—	—	5,926
Net loss	—	—	—	—	—	—	(32,271)	(32,271)
Balance at September 30, 2024	42,178,012	$4	12,850,259	$1	$711,091	$167	$(554,832)	$156,431

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(83,041)	$(98,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,293	1,283
Noncash lease expense	1,150	1,203
Stock-based compensation	10,069	17,571
Amortization of premium and discount on marketable securities, net	(183)	(3,688)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,092)	(107)
Accounts payable	(5,189)	1,495
Accrued expenses and other liabilities	(2,465)	(2,375)
Operating lease liabilities	37	916
Net cash used in operating activities	(79,421)	(82,144)
Cash flows provided by investing activities:
Purchases of marketable securities	(34,127)	(45,366)
Proceeds from maturities of marketable securities	147,992	114,150
Purchases of property and equipment	(67)	(711)
Net cash provided by investing activities	113,798	68,073
Cash flows used in financing activities:
Payment of offering costs	—	(110)
Proceeds from the issuance of common stock under ESPP	92	255
Proceeds from the issuance of common stock in connection with the exercise of stock options	—	60
Payment of withholding taxes related to stock-based compensation to employees	(12)	(47)
Principal payments on finance lease liabilities	(208)	(244)
Net cash used in financing activities	(128)	(86)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,249	(14,157)
Cash, cash equivalents, and restricted cash at beginning of period	16,518	29,335
Cash, cash equivalents, and restricted cash at end of period	$50,767	$15,178

Supplemental disclosures of non-cash activities:
Unrealized loss on marketable securities	$(33)	$(56)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Background

Prelude Therapeutics Incorporated (the “Company”) is a precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. Since beginning operations in 2016, the Company has devoted substantially all its efforts to research and development, conducting preclinical and clinical studies, recruiting management and technical staff, administration, and raising capital.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred operating losses and had an accumulated deficit of $666.6 million as of September 30, 2025. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

At September 30, 2025, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $58.2 million. Subsequent to September 30, 2025, the Company received $6 million from its expanded collaborative agreement with AbCellera in October 2025. See Note 8 - Commitments for additional information. In November 2025, the Company received $60 million in capital, comprised of an initial payment of $35 million in cash plus a $25 million equity investment, from Incyte Corporation ("Incyte"). See Note 12 - Subsequent Events for additional information. Based on preliminary estimates, the Company believes that these funds and its existing cash, cash equivalents, restricted cash and marketable securities could extend its cash runway into 2027.

In November 2025, the Company also announced changes in the research and development programs that it plans to devote its resources towards over the next twelve months. The Company believes that these changes provide some uncertainty around its preliminary cash flow estimates, and therefore, that its cash, cash equivalents, restricted cash and marketable securities may not be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. As a result, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income Taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2025 and December 31, 2024.

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

Restricted cash consists of a letter of credit for the benefit of the landlord in connection with the Company’s Chestnut Run Lease. See Note 8- Commitments for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$47,532	$12,474
Restricted cash	3,235	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$50,767	$16,518

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Unvested restricted stock units	292,375	71,875
Stock options	15,502,712	15,036,871
Employee stock purchase plan	127,814	99,150
	15,922,901	15,207,896

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

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
September 30, 2025
Marketable securities:
Corporate debt securities	$3,430	$2	$—	$3,432
U.S. government securities	3,993	—	—	3,993
Total marketable securities	$7,423	$2	$-	$7,425

December 31, 2024
Marketable securities:
Corporate debt securities	$70,059	$44	$(27)	$70,076
U.S. government securities	51,046	18	—	51,064
Total marketable securities	$121,105	$62	$(27)	$121,140

The Company’s marketable securities generally have contractual maturity dates of 4 months or less. As of September 30, 2025, the Company had 1 security with a total fair market value of $1.4 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2025
Assets
Cash equivalents (Money Market Funds)	$44,841	$—	$—
Marketable securities:
Corporate debt securities	—	3,432	—
U.S. government securities	—	3,993	—
Total marketable securities	—	7,425	—
Total financial assets	$44,841	$7,425	$—

December 31, 2024
Assets
Cash equivalents (Money Market Funds)	$11,246	$—	$—
Marketable securities:
Corporate debt securities	—	70,076	—
U.S. government securities	—	51,064	—
Total marketable securities	—	121,140	—
Total financial assets	$11,246	$121,140	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Compensation and related benefits	$6,485	$9,022
Research and development	5,482	5,416
Other	963	771
	$12,930	$15,209

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

Shelf Registration Statements

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration Statement was declared effective on June 10, 2024. The 2024 Shelf Registration Statement expires in May 2027, and as of September 30, 2025, there was $400.0 million remaining under the 2024 Shelf Registration Statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to the shelf registration statement filed in November 2021 (the “2021 Shelf Registration Statement"), the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, the Company will need to register the $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement on a subsequent registration statement before any future sales are permitted. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At September 30, 2025, there was $75.0 million remaining under the Sales Agreement.

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

There were 1,300,000 pre-funded warrants exercised during the nine months ended September 30, 2025. The Company did not conduct any financings during the nine months ended September 30, 2025 and 2024.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of September 30, 2025. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In April 2024, the Company entered into a 12 month finance lease for equipment. The final payment under the agreement was made in April 2025.

The Company's operating lease costs for the three months ended September 30, 2025 and 2024 were $1.1 million and $1.2 million, respectively. Operating lease costs for the nine months ended September 30, 2025 and 2024 were $3.2 million and $3.3 million, respectively. Supplemental balance sheet and other information related to our operating and finance leases as of September 30, 2025 and December 31, 2024 were as follows:

(in thousands)
Leases	Classification	September 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$27,549	$28,699
Finance	Property and equipment, net	—	523
Total leased assets		$27,549	$29,222
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,727	$2,492
Finance	Current liabilities, finance lease liability	—	208
Non-Current:
Operating	Operating lease liability	15,127	15,325
Total lease liabilities		$17,854	$18,025

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		—	10.5%
Weighted-average remaining lease term (years)
Operating lease		11.7	12.4
Finance lease		—	0.3

Supplemental cash flow information related to our leases for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,974	$1,051
Operating cash flows from finance lease	5	22
Financing cash flows from finance lease	208	244
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Finance lease	—	603

Future minimum annual lease payments for operating lease at September 30, 2025 are as follows:

(in thousands)	Operating lease
2025 (remaining)	$734
2026	2,973
2027	3,047
2028	3,124
2029	3,202
2030	3,282
Thereafter	23,094
Total undiscounted lease payments	39,456
Less imputed interest	(21,602)
Lease liability	$17,854

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit of $4.0 million, which is in the accompanying balance sheet as restricted cash. The letter of credit was reduced during the third quarter of 2025 and as of September 30, 2025 the balance was $3.2 million. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

Employment Agreements

The Company has employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For each of the three months ended September 30, 2025 and 2024, the Company made matching contributions of $0.2 million. For each of the nine months ended September 30, 2025 and 2024, the Company made matching contributions of $0.6 million.

Amended and Expanded AbCellera Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel degrader antibody conjugates (“DACs”) for up to five programs ("the Collaboration Agreement"). Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. The Company concluded that the agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Costs related to the Collaboration Agreement were not material for the three and nine months ended September 30, 2025 and 2024.

During the third quarter of 2025 the Company amended its collaboration with AbCellera ("the Amended Agreement") and, subsequently in October 2025, further expanded the collaboration ("the Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of the Company’s degrader payloads to independently discover, develop and commercialize a select number of DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and the Company is not responsible for any additional financial responsibilities or go forward development costs associated with those programs. The Company received an upfront non-refundable payment from AbCellera of $6.5 million in the third quarter of 2025 upon signing the Amended Agreement and an upfront non-refundable payment of $6 million in October 2025 upon signing of the Expanded License Agreement. For the additional licensed DACs, the Company is also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original Collaboration Agreement, whereunder the companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

The Company assessed the Amended Agreement signed during the third quarter of 2025 in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that AbCellera is a customer in the context of the Amended Agreement. The Amended Agreement required the Company to transfer certain intellectual property and related know-how to AbCellera which represented the only performance obligation in the Amended Agreement and was satisfied at a point in time, when the intellectual property and related know-how were transferred to AbCellera during the third quarter of 2025. The Company recognized revenues of $6.5 million during the three and nine months ended September 30, 2025 related to the Amended Agreement.

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

The Company assessed the license agreement with Pathos in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that Pathos is a customer. The license agreement with Pathos included the transfer of the following goods or services: (i) exclusive license to PRT811, (ii) transfer of licensed know-how and materials (i.e. datasets, regulatory and manufacturing documents, etc.), (iii) participation in a Joint Communication Committee ("JCC"), and (iv) execution of a quality agreement pursuant to which the Company transferred title to certain API. The Company evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that Pathos could not benefit from the license separately from the related know-how and materials, accordingly they represent one combined performance obligation. The execution of a quality agreement pursuant to which the Company transferred title to certain API was identified as a separate performance obligation. The Company also determined the participation in the JCC is immaterial in the context of the license agreement as the Company has no decision-making ability through its participation in the JCC.

The transaction price was allocated to the performance obligation based upon relative standalone selling prices, which were estimated for (i) the exclusive license and know-how and materials at $3.0 million using an adjusted market approach and (ii) execution of a quality agreement pursuant to which the Company transferred title to certain API at $4.0 million using a cost plus margin approach.

With respect to the accounting principles identified above, each performance obligation was recognized at a point in time. The Company determined that the performance obligation for the license and transfer of related know-how and materials was fully satisfied when the license was granted and key know-how and materials were transferred to Pathos as that was the point at which Pathos could fully use and benefit from the license to PRT811. The performance obligation for the execution of a quality agreement pursuant to which the Company transferred title to certain API was satisfied when the legal title to the API was transferred. During the third quarter of 2024, the Company satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million. The Company recognized revenue of $4.0 million in the fourth quarter of 2024 as the performance obligation for the execution of the quality agreement pursuant to which the Company transferred title to certain API was completed in October 2024.

There was no revenue recognized in the statement of operations related to the license agreement with Pathos for the nine months ended September 30, 2025.

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

The following tables summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2025	2024	2025	2024
Revenue	$6,500	$3,000	$6,500	$3,000

Operating expenses:
Research and development
PRT3789	3,274	5,056	11,542	13,931
PRT7732	1,878	1,903	7,614	5,618
Discovery programs	2,901	3,217	8,657	10,105
Other	553	3,453	3,254	9,596
General costs, including personnel related	13,102	15,828	45,241	47,125
Total research and development	21,708	29,457	76,308	86,375
General and administrative	5,210	7,919	17,410	22,508
Total operating expenses	$26,918	$37,376	$93,718	$108,883
Loss from operations	(20,418)	(34,376)	(87,218)	(105,883)
Other income, net	693	2,105	4,177	7,441
Net loss	$(19,725)	$(32,271)	$(83,041)	$(98,442)

10. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of September 30, 2025, 6,615,355 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2025, 2,757,455 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$1,407	$3,403	$5,902	$9,834
General and administrative	1,016	2,523	4,167	7,737
	$2,423	$5,926	$10,069	$17,571

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2025	14,212,538	$9.07	7.30
Granted	3,594,000	$1.11
Exercised	(8,905)	$1.02
Forfeited	(2,294,921)	$6.81
Outstanding at September 30, 2025	15,502,712	$7.56	7.09
Exercisable at September 30, 2025	9,627,299	$10.31	6.08

At September 30, 2025, the aggregate intrinsic value of outstanding options and exercisable options was $1.1 million and $53 thousand, respectively.

The following table summarizes information about stock options outstanding at September 30, 2025 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $1.66	3,397,351	8.84	$1.11	247,184	$1.22
$1.67 - $4.66	4,648,637	6.99	3.55	2,896,053	3.04
$4.67 - $10.34	3,447,283	7.19	6.21	2,575,000	6.11
$10.35 - $88.98	4,009,441	5.55	18.84	3,909,062	19.05
	15,502,712			9,627,299

The weighted-average grant date fair value of options granted was $0.83 and $3.31 per option for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $2.4 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively, related to stock options. The Company recorded stock-based compensation expense of $9.8 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively, related to stock options. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $12.1 million, which the Company expects to recognize over a weighted-average period of 2.00 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine months ended September 30,
	2025	2024
Expected volatility	86.49%	84.97%
Risk-free interest rate	4.30%	4.19%
Expected life (in years)	6.03	6.05
Expected dividend yield	—	—

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2025	56,250	$4.86
Granted	349,500	$1.11
Vested	(28,125)	$4.86
Forfeited	(85,250)	$1.11
Unvested balance at September 30, 2025	292,375	$1.47

The Company recorded stock-based compensation expense of $60 thousand and $68 thousand for the three months ended September 30, 2025 and 2024, respectively, related to RSUs. The Company recorded stock-based compensation expense of $185 thousand and $205 thousand for the nine months ended September 30, 2025 and 2024, respectively, related to RSUs. At September 30, 2025, the total unrecognized expense related to the RSUs was $0.3 million, which the Company expects to recognize over 2.58 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which, as of September 30, 2025, had 2,393,217 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2025, 551,491 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $16 thousand and $57 thousand for the three months ended September 30, 2025 and 2024 related to the ESPP, respectively. The Company recognized share-based compensation expense of $91 thousand and $177 thousand for the nine months ended September 30, 2025 and 2024, respectively, related to the ESPP.

11. Workforce Reduction

During the second quarter of 2025, the Company reduced its current workforce by approximately eleven percent of full-time employees to align its resources with its ongoing clinical and preclinical programs. The one-time costs related to the workforce reduction were $0.5 million.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2025:

(in thousands)	Amount accrued at December 31, 2024	Charges	Amount Paid	Adjustments	Amount accrued at September 30, 2025
Workforce reduction	$—	$471	$(456)	$—	$15

12. Subsequent Events

Exclusive Option Agreement

On November 3, 2025, the Company entered into an Exclusive Option Agreement (the “Option Agreement”) with Incyte to acquire the Company’s mutative selective JAK2V617F JH2 inhibitor program (the “Program”) for patients with myeloproliferative neoplasms.

Under the Option Agreement, Incyte will receive an exclusive option to acquire the Company’s entire right, title, and interest in and to certain assets, properties, and rights related to the Program, including the Company’s library of preclinical candidates (collectively, the “Transferred Assets”). The Company received $60 million in capital, comprised of an initial payment of $35 million in cash, plus a $25 million equity investment by Incyte.

The Option Agreement includes, as an exhibit, the form of an Asset Purchase Agreement (the “APA”), which contemplates the sale, transfer, assignment, and conveyance by the Company to Incyte, and the purchase, acquisition, and assumption by Incyte from the Company, of the Company’s entire right, title, and interest in and to the Transferred Assets in the event Incyte exercises its option under the Option Agreement.

The Company expects to continue to advance the Program. At any time commencing on the effective date of the Option Agreement until the later of (a) 30 days after the Company’s delivery of the IND-ready data package or (b) 15 months after the effective date of the Option Agreement (which 15 month period shall automatically toll for the Company to deliver the IND-ready package but such tolling will not exceed 3 months unless otherwise agreed by the parties) (the “Option Period”), Incyte may elect to exercise its exclusive option to acquire the Program and associated assets from the Company pursuant to the APA for $100 million. Under the APA, the Company would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction could reach up to $910 million.

The Company will continue to own and develop all Transferred Assets. If the option is exercised during the Option Period and the parties enter into and close the transaction set forth in the APA, Incyte will own all Transferred Assets subject to the Company’s right, in its sole discretion and cost, to continue to conduct development activities during the Option Period to nominate and select development candidate(s) for the Program. If Incyte elects to not exercise its option to acquire the Program, all Transferred Assets would remain in the sole ownership and control of the Company.

Securities Purchase Agreement

Concurrently with the Option Agreement, on November 3, 2025, the Company entered into a securities purchase agreement with Incyte (the “Securities Purchase Agreement”), pursuant to which Incyte agreed to purchase 6,250,000 shares (the “Shares”) of the Company’s non-voting common stock at a price of $4.00 per share for a total of $25.0 million. Pursuant to the Company’s Amended and Restated Certificate of Incorporation and subject to the Beneficial Ownership Limitation as set forth therein, Incyte may elect to convert the Shares into voting shares of the Company’s common stock at any time. The closing of the purchase of the Shares occurred on November 10, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 10, 2025, or our 2024 Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our ability to develop our clinical candidates, inflation and interest rate risk, recessionary concerns, the effects of a continued federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

Prelude is a precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in creating a wholly-owned, internally developed pipeline. We also are working with our partner AbCellera Biologics Incorporated ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs including kinases, targeted protein degraders, and degrader antibody conjugates ("DAC"). Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by developing therapies that target primary and secondary resistance mechanisms.

Myeloproliferative neoplasms ("MPN") are hematopoietic disorders arising from clonal expansion of hematopoietic stem cells (HSC) in the bone marrow. Current treatment options for MPN patients offer symptomatic benefit but fail to eliminate disease-initiating clones leading to treatment resistance and progression to secondary acute myeloid leukemia. Therapeutic approaches that can selectively eliminate disease-initiating HSCs and induce molecular remission are an unmet medical need.

Mutations in JAK2, calreticulin (CALR) and MPL are phenotypic drivers of disease in over 90% of MPN cases. CALR mutations are the second most common driver alteration in MPN, accounting for 20-30% of all cases. Selective expression of mutant CALR on diseased cells but not on normal cells makes CALR a high value target for antibody-directed therapies in MPN.

JAK2V617F is the primary driver mutation responsible for disease progression in the majority of patients living with MPNs. We have discovered novel allosteric inhibitors that bind into the JAK2 JH2 “deep pocket” where the V617F mutation resides. These candidates demonstrate mutant specific inhibition in multiple preclinical models of MPNs. We believe this approach may have the potential to reduce mutant allele burden, slow or even reverse disease progression, and transform treatment outcomes for MPN patients.

As previously announced on November 4, 2025, we have entered into an exclusive option agreement with Incyte Corporation ("Incyte"). Under the option agreement, Incyte will receive an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the JAK2V617F JH2 inhibitor program, including our library of preclinical candidates

(collectively, the “Transferred Assets”). We expect to advance the JAK2V617F program to pre-defined milestones. Incyte may elect to exercise its exclusive option during the option period to acquire the program and associated assets from us for $100 million. As the JAK2V617F program candidates advance in the clinic, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction, excluding royalties, could reach up to $910 million.

We have discovered and are developing a series of selective and orally bioavailable KAT6A selective degraders. We have selected a development candidate and remain on track to file an IND in mid-2026. We believe that selectively degrading KAT6A has the potential for improved efficacy, tolerability and combinability with other agents relative to non-selective inhibitors of KAT6A/B. The Company recently presented preclinical data supporting this hypothesis at the American Association for Cancer Research Annual Meeting 2025.

In June 2025, at the European Hematology Association, we delivered an oral presentation about our mutated calreticulin (mCALR) discovery efforts, including the first-in-class CALR-targeted DACs that selectively target mutant CALR expressing cells, with the potential to achieve responses by eliminating MPN clones. These data demonstrate that a CALRxSMARCA2/4 degrader antibody conjugate can selectively degrade SMARCA2/4 in CALR mutant cells and robustly inhibit CALR-mutant cell growth in vitro and in vivo.

Drawing on our expertise in targeted protein degradation, we have discovered and optimized a series of proprietary degrader payloads for use in discovering and developing DACs. We disclosed first data at the 36th EORTC-NCI-AACR Symposium describing preclinical proof-of-concept using a novel, potent SMARCA2/4 dual degrader as a degrader payload conjugated to multiple antibodies. Prelude’s SMARCA2/4 dual degraders have shown picomolar potency with potential for increased efficacy, selectivity and improved therapeutic index. DACs have potential to expand the reach of SMARCA degrader technology to cancers without SMARCA4 mutations.

During the third quarter of 2025, and as a subsequent event in October 2025, we restructured aspects of the collaboration agreement with AbCellera to allow AbCellera to independently discover, develop and commercialize select undisclosed DACs by providing a non-exclusive license to the Company’s degrader payloads among other changes to overall resource allocation, governance, and operational aspects of the collaboration.

On November 4, 2025 we announced that we decided to pause the clinical development of our SMARCA2 degrader program which is comprised of PRT3789 and PRT7732. PRT3789 is a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. PRT7732 is >1000-fold selective for SMARCA2 vs. SMARCA4 and demonstrates robust activity in SMARCA4 deficient cancer models both as monotherapy and in combination with docetaxel at well-tolerated doses. The decision to pause was based on a comprehensive review of clinical data generated to date and our assessment of the capital and resource allocation required to advance the SMARCA2 program, versus the JAK2 and KAT6A programs, to key points of value inflection.

Regained Nasdaq Compliance

On March 27, 2025, the Company received a letter (the “Bid Price Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On September 18, 2025, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Minimum Bid Price Requirement and that the matter is now closed.

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock, common stock and pre-funded warrants. Our net loss was $83.0 million and $98.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $666.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue in the foreseeable future. During the three months ended September 30, 2025, we recognized revenue from amendments related to our collaboration agreement with AbCellera. No other revenue was recognized during the three months ended September 30, 2025. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future in the form of milestone payments, royalties, or product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations.

	Three months ended September 30,		Change
(in thousands)	2025	2024
Revenue	$6,500	$3,000	$3,500

Operating expenses:
Research and development	21,708	29,457	(7,749)
General and administrative	5,210	7,919	(2,709)
Total operating expenses	26,918	37,376	(10,458)
Loss from operations	(20,418)	(34,376)	13,958
Other income, net	693	2,105	(1,412)
Net loss	$(19,725)	$(32,271)	$12,546

Revenue

Revenue for the three months ended September 30, 2025 related to amendments to the collaboration agreement with AbCellera. During the third quarter of 2025, we satisfied the single performance obligation and recognized revenue of $6.5 million.

Revenue for the three months ended September 30, 2024 related to our license agreement with Pathos AI, Inc. During the third quarter of 2024, we satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million.

Research and Development Expenses

Research and development expenses decreased from $29.5 million for the three months ended September 30, 2024 to $21.7 million for the three months ended September 30, 2025. Included in research and development expenses for the three months ended September 30, 2025, was $1.4 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $3.4 million for the three months ended September 30, 2024. Along with the decrease in stock-based compensation expense, research and development expenses decreased due to a decrease in expense related to our SMARCA2 clinical trials. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Three months ended September 30,
(in thousands)	2025	2024
PRT3789	$3,274	$5,056
PRT7732	1,878	1,903
Discovery programs	2,901	3,217
Other	553	3,453
Internal costs, including personnel related	13,102	15,828
	$21,708	$29,457

General and Administrative Expenses

General and administrative expenses decreased from $7.9 million for the three months ended September 30, 2024 to $5.2 million for the three months ended September 30, 2025. Included in general and administrative expenses for the three months ended September 30, 2025, was $1.0 million of non-cash expense related to stock-based compensation expense compared to $2.5 million for the three months ended September 30, 2024. The decrease in general and administrative expenses was primarily driven by a decrease in stock-based compensation expense due to the tapering off of the vesting period of prior granted options and lower valuation on more recent grants due to the decrease in our stock price.

Other Income, net

Other income, net decreased from $2.1 million for the three months ended September 30, 2024, to $0.7 million for the three months ended September 30, 2025 primarily due to lower income earned our investments due to lower balances.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations.

	Nine months ended September 30,		Change
(in thousands)	2025	2024
Revenue	$6,500	$3,000	$3,500

Operating expenses:
Research and development	$76,308	$86,375	$(10,067)
General and administrative	17,410	22,508	(5,098)
Total operating expenses	93,718	108,883	(15,165)
Loss from operations	(87,218)	(105,883)	18,665
Other income, net	4,177	7,441	(3,264)
Net loss	$(83,041)	$(98,442)	$15,401

Revenue

Revenue for the nine months ended September 30, 2025 related to amendments to the collaboration agreement with AbCellera. During the third quarter of 2025, we satisfied the single performance obligation and recognized revenue of $6.5 million.

Revenue for the nine months ended September 30, 2024 related to our license agreement with Pathos AI, Inc. During the third quarter of 2024, we satisfied the performance obligation related to the exclusive license and transfer of related know-how and materials which resulted in the recognition of revenue for $3.0 million.

Research and Development Expenses

Research and development expenses decreased from $86.4 million for the nine months ended September 30, 2024 to $76.3 million for the nine months ended September 30, 2025. Included in research and development expenses for the nine months ended September 30, 2025, was $5.9 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $9.8 million for the nine months ended September 30, 2024. Research and development expenses decreased primarily due to lower stock-based compensation expense due to lower valuation on more recent grants due to the decrease in our stock price along with a decrease in expense related to our discontinued clinical trials, primarily PRT2527. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Expenses for programs that have been discontinued are included in Other.

	Nine months ended September 30,
(in thousands)	2025	2024
PRT3789	$11,542	$13,931
PRT7732	7,614	5,618
Discovery programs	8,657	10,105
Other	3,254	9,596
General costs, including personnel related	45,241	47,125
	$76,308	$86,375

General and Administrative Expenses

General and administrative expenses decreased from $22.5 million for the nine months ended September 30, 2024 to $17.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense. Included in general and administrative expenses for the three months ended September 30, 2025, was $4.2 million of stock-based compensation expense compared to $7.7 million for the three months ended September 30, 2024. The decrease was due to the tapering off of the vesting period of prior granted options and lower valuation on more recent grants due to the decrease in our stock price.

Other Income, net

Other income, net decreased from $7.4 million for the nine months ended September 30, 2024, to $4.2 million for the nine months ended September 30, 2025 primarily due to lower income earned our investments due to lower balances partially offset by the receipt and recognition of research and development tax credits.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

At September 30, 2025 we had cash, cash equivalents, restricted cash and marketable securities totaling $58.2 million. Subsequent to September 30, 2025, we received $6 million from our expanded collaborative agreement with AbCellera in October 2025 and we received $60 million in capital, comprised of an initial payment of $35 million in cash, plus a $25 million equity investment, from Incyte Corporation in November 2025. See Note 12-Subsequent Events for additional information. Based on preliminary estimates, we believe that these funds, together with our existing cash, cash equivalents, restricted cash, and marketable securities could extend our cash runway into 2027.

In November 2025, we also announced changes in the research and development programs that we plan to devote our resources towards over the next twelve months. We believe that these changes provide some uncertainty around our preliminary cash flow estimates, and therefore, that our cash, cash equivalents, restricted cash and marketable securities may not be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. As a result, substantial doubt exists about our ability to continue as a going concern.

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

In May 2024, we filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of September 30, 2025 there was $400 million remaining under the 2024 Shelf Registration Statement.

In March 2023, in connection with filing a prospectus supplement to our shelf registration statement previously filed in November 2021 (the “2021 Shelf Registration Statement"), we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. In November 2024, the 2021 Shelf Registration

Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, we expect to file a prospectus supplement to the 2024 Shelf Registration Statement in order to continue to allow us to access the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of September 30, 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(79,421)	$(82,144)
Net cash provided by investing activities	113,798	68,073
Net cash used in financing activities	(128)	(86)
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,249	$(14,157)

Operating Activities

During the nine months ended September 30, 2025, we used $79.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $83.0 million and a $8.7 million net decrease in our operating assets and liabilities offset by noncash charges of $12.3 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2024, we used $82.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $98.4 million offset by noncash charges of $16.4 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities of $113.8 million consisted primarily of $148.0 million in proceeds from maturities of marketable securities, partially offset by $34.1 million in purchases of marketable securities. During the nine months ended September 30, 2024, net cash used in investing activities of $68.1 million consisted primarily of $114.2 million in proceeds from maturities of marketable securities, partially offset by $45.4 million in purchases of marketable securities.

Financing Activities

For the nine months ended September 30, 2025 net cash used in financing activities was primarily for principal payments on our finance lease. For the nine months ended September 30, 2024 net cash provided by financing activities was primarily for principal payments on our finance lease and the payment of offering costs related to the shelf registration statement, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

Critical Accounting Estimates

During the three months ended September 30, 2025, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of September 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no revenue from product sales during the nine months ended September 30, 2025. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and for operating expenses. Cash used to fund operating expenses is based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. Absent additional funding, we believe that our cash, cash equivalents, and marketable securities may not be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025 we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure provided pursuant to Item 3.02 of Form 8-K. Unregistered Sales of Equity Securities and Item 8.01 of Form 8-K. Other Events.

On November 10, 2025, the Company issued 6,250,000 shares (the “Shares”) of the Company’s non-voting common stock at a price of $4.00 per share for a total of $25.0 million to Incyte Corporation (“Incyte”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated November 3, 2025, by and between the Company and Incyte (the “Closing”). Pursuant to the Company’s Amended and Restated Certificate of Incorporation and subject to the Beneficial Ownership Limitation as set forth therein, Incyte may elect to convert the Shares into voting shares of the Company’s common stock at any time.

In connection with the Closing, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Incyte pursuant to which the Company agreed to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) registering the resale of the Shares by Incyte (the “Resale Registration Shelf”), (i) as promptly as reasonably practicable following the request of Incyte, and in any event within sixty (60) days of such request, (ii) or no later than thirty (30) days after the Closing of the sale of the non-voting common stock. The Company also agreed to use reasonable best efforts to cause such registration statement to become effective as promptly as practicable after filing the Resale Registration Shelf.

Based in part upon the representations of Incyte in the Securities Purchase Agreement, the offering and sale of the Shares will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Shares will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. The sale of the securities will not involve a public offering. Incyte represented that it is an accredited investor, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and that it is acquiring the Shares for investment purposes only and not with a view to any distribution of the Shares in violation of the United States federal securities laws.

The Company intends to apply the net proceeds from the sale of the Shares pursuant to the Securities Purchase Agreement to advance its pipeline, including the KAT6A program, the JAK2V617F program, and for working capital and general corporate purposes.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

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

Prelude Therapeutics Incorporated

Date: November 12, 2025	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2025	By:	/s/ Bryant Lim
Bryant Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)