Form 10-K
period 2025-12-31
Prelude Therapeutics Inc
filed 2026-03-10
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14.4 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date.

The number of shares of registrant’s Common Stock outstanding as of March 6, 2026 was 63,002,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2025 fiscal year pursuant to Regulation 14A and is incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business.

Overview

Prelude Therapeutics Incorporated ("Prelude" or the "Company") is a precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in advancing a pipeline of novel precision oncology development candidates, alone and with partners. We are working with our partner AbCellera Biologics, Inc. ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs including kinases, targeted protein degraders, and precision antibody drug conjugates. Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by harnessing advances in new therapeutic modalities such as targeted protein degradation to develop highly potent and specific agents against clinically validated targets in areas of high unmet need.

The following table summarizes our product candidate pipeline:

Prelude Discovery and Development Approach

We carefully evaluate and select our targets based on three key pillars, which provide a framework for optimizing our drug discovery and development efforts.

•
Identify target mechanisms with a compelling biological rationale
o
Current target mechanisms of focus include transcriptional regulation and uncontrolled cell proliferation signaling mediated by well characterized driver mutations.
•
Leverage our advanced medicinal chemistry capabilities to create better product candidates
o
We leverage multiple modalities (inhibitors, degraders, and antibody-drug conjugates) in order to deliver clinical candidates that meet our desired target product profiles. Clinical candidates from all programs to-date have been internally designed and developed.
•
Pursue targets that drive cancers with high unmet need
o
Focus on targets that allow us to select patients and cancers with high unmet need with no approved therapies, or patient populations that are underserved by approved treatments.

Once we have identified optimal targets using the three pillars above, we engage our unique discovery engine to invent and develop molecules rapidly and efficiently. We believe our expertise, capabilities and experience to select potentially high value biological targets and invent molecules with an optimized balance of biological and chemical properties differentiates us from others in the precision oncology space.

We design our clinical trials to leverage the potential broad utility of our compounds with a focus on efficient regulatory pathways to enable our potentially transformative medicines, aiming to quickly reach patients with high unmet medical need. By focusing on what we believe are clinically validated targets with a clear path to differentiation and early clinical proof-of-concept, we seek to advance our programs through expedited approval processes, as available. We believe that we can generate proof-of-concept clinical data to guide our future regulatory pathways to approval.

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

•
Leverage our cancer biology and medicinal chemistry expertise
•
Discover and develop first or best-in-class differentiated development candidates that address unmet needs of oncology patients.
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

Our Product Candidates

JAK2V617F

Background

JAK2V617F is the primary driver mutation responsible for disease progression in the majority of patients living with myeloproliferative neoplasms (MPNs). The mutation impacts approximately 95% of patients with polycythemia vera (PV), 60% of patients with essential thrombocythemia (ET) and 55% of patients with myelofibrosis (MF). Identifying JAK2 JH2 inhibitors that selectively target V617F+ cells has long been a shared goal and challenge for industry. If successful, this approach has potential to reduce mutant allele burden, modify disease progression, and transform treatment outcomes for MPN patients.

Our JAK2V617F Program

We have designed and identified novel allosteric inhibitors that bind into the JAK2 JH2 “deep pocket” where the V617F mutation resides. These candidates demonstrate mutant specific inhibition in multiple preclinical models of MPNs. We believe this approach may have the potential to reduce mutant allele burden, slow or even reverse disease progression, and transform treatment outcomes for MPN patients.

PRT12396, our lead, mutant-selective JAK2V617F inhibitor received IND clearance from the U.S. FDA, as announced in February 2026 and we anticipate initiating a Phase 1 study in the second quarter of 2026.

This program is the subject of an Exclusive Option Agreement (the “Option Agreement”) with Incyte Corporation (“Incyte”) as announced on November 4, 2025. Under the Option Agreement, Incyte received an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the Program, including our library of preclinical candidates (collectively, the “Transferred Assets”).

The Option Agreement included, as an exhibit, the form of an Asset Purchase Agreement (the “APA”), which contemplates the sale, transfer, assignment, and conveyance by us to Incyte, and the purchase, acquisition, and assumption by Incyte from us, of the our entire right, title, and interest in and to the Transferred Assets in the event Incyte exercises its option under the Option Agreement.

At any time commencing on the effective date of the Option Agreement until a maximum of 18 months from the effective date (the “Option Period”), Incyte may elect to exercise its exclusive option to acquire the Program and associated assets from us pursuant to the APA for $100 million. We are continuing to advance the Program during the Option Period. We received $60 million in capital upon signing the Option Agreement, comprised of an initial payment of $35 million in cash, plus a $25 million equity investment by Incyte. Under the APA, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction could reach up to $910 million.

We continue to own and develop all program assets during the Option Period. If the option is exercised during the Option Period and the parties enter into and close the transaction set forth in the APA, Incyte will own all Transferred Assets subject to our right, in our sole discretion and cost, to continue to conduct development activities during the Option Period to nominate and select additional development candidate(s) for the Program. If Incyte elects to not exercise its option to acquire the Program or close the transaction, all JAK2 V617F program assets would remain in our sole ownership and control.

KAT6A

Background

There is a high unmet need for novel modalities to treat advanced breast cancer & other solid tumors. KAT6A and KAT6B are part of the 8p11 amplicon and histone acetyltransferase (HAT) complex which regulates the expression of a number of genes involved in regulating cancer cell growth and survival, including the estrogen receptor (ER), progesterone receptor (PR) and MYC. KAT6A amplification and overexpression in cancer leads to increased activity and because KAT6A regulates the expression of ER, MYC and other cell cycle genes, its increased activity drives ER+ BC growth. Although KAT6A overexpression drives cancer growth, both KAT6A and its related family member KAT6B are important in normal hematopoiesis and preclinical data demonstrate that loss of both KAT6A and B results in bone marrow toxicity.

Our KAT6 Selective Degrader Program

Our approach of selectively degrading KAT6A has the potential to deliver differentiated safety and efficacy over non-selective KAT6A/B inhibitors. Our preclinical data demonstrate that selective KAT6A degradation shows robust efficacy in ER+ BC models. Our lead KAT6A degrader is a highly potent degrader of KAT6A with selectivity for KAT6A over KAT6B of greater than 1000 fold. We have observed oral PK across all species, and in vivo efficacy as monotherapy with complete regressions observed at well-tolerated, low once daily oral doses in preclinical models of KAT6A amplified and non-amplified ER+ BC.

We have selected a development candidate and remain on track to file an IND in mid-2026 with Phase 1 study initiation anticipated in the second half of 2026.

Other Discovery Programs

As mentioned above, our goal is to transform the lives of patients with cancer by leveraging the core competencies of our experienced team in medicinal chemistry, cancer biology and clinical development to bring novel drugs to market. As such, our discovery programs include the following:

Mutated Calreticulin (mCALR) degrader antibody conjugates (DACs)

Mutant CALR is a neoantigen presented on the cell surface of malignant myeloid cells but not normal cells and is found in approximately 25-35% of patients with myelofibrosis (MF) and essential thrombocythemia (ET). Current therapies for MPNs provide symptom relief but do not reduce allele burden, and are not curative and identification of therapeutic approaches that can selectively eliminate mutant CALR disease-initiating progenitors is an unmet medical need. Recently, an mCALR-targeted monoclonal antibody demonstrated robust clinical activity in high-risk ET patients. We are seeking to further optimize this modality by developing mCALR-targeted DACs using our proprietary degrader payloads.

SMARCA2/4 and CDK9 degraders are both highly active in CALR mutated MPN cell lines and can be used as payloads for mCALR-targeted DACs. mCALR-targeted DACs, delivering our degrader payloads to disease-initiating clones have the potential to be first-in-class, disease modifying therapies.

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

In 2023, we entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel degrader antibody conjugates (“DACs”) for up to five programs (the "Collaboration Agreement"). We believe the Collaboration Agreement will allow us to combine our small molecules and degraders expertise with their antibody expertise to develop precision antibody drug conjugates. As one of our first precision ADC programs, we and our partner AbCellera began work on an early-stage discovery program involving potent degraders of the SMARCA family of proteins as payloads for novel antibodies targeting tumor specific antigens. Given the potent anti-tumor activity of these molecules in pre-clinical models of cancers, we believe that these precision ADCs have the potential to extend the therapeutic utility of this class. The partnership includes up to five precision ADC targets. Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States.

During the third quarter of 2025 we amended our collaboration with AbCellera (the "Amended Agreement") and, subsequently in October 2025, further expanded the collaboration (the "Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of our degrader payloads to independently discover, develop and commercialize a select number of DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and we are not responsible for any additional financial responsibilities or go forward development costs associated with those programs. We received an upfront non-refundable payment from AbCellera of $6.5 million in the third quarter of 2025 upon signing the Amended Agreement and an upfront non-refundable payment of $6 million in October 2025 upon signing of the Expanded License Agreement. For the additional licensed DACs, we are also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original Collaboration Agreement, whereunder the companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

Outside of the AbCellera collaboration, we have discovered and optimized a number of pre-clinical precision payloads. We disclosed first data about these precision payloads at the 36th EORTC-NCI-AACR Symposium describing preclinical proof-of-concept using a novel, potent SMARCA2/4 dual degrader as a “Precision Payload” conjugated to multiple antibodies. Our SMARCA2/4 dual degraders have shown picomolar potency with potential for increased efficacy, selectivity and improved therapeutic index across a wide range of cancer types.

With this experience, we have developed a degrader payload platform, designed and engineered to improve efficacy and tolerability, as compared to traditional cytotoxic payloads. Our potent and cell line selective targeted protein degraders are designed to be highly effective payloads. Payload permeability is maintained to provide an intact bystander effect for enhanced tumor kill. Prodrugs of the degrader payloads are engineered to have no membrane permeability to limit systemic toxicity. Payloads are engineered to have high clearance in vivo to help reduce systemic toxicity. In addition, highly stable degraders have the potential to provide improved efficacy. Accordingly, we believe that precision ADCs have the potential to deliver both improved efficacy and improved tolerability across several cancer types.

SMARCA2 (BRM) selective degrader program

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

Our SMARCA2 Selective Degrader Program

A molecule capable of targeting a protein for degradation (degrader) typically contains a binding element to a targeted protein of interest (SMARCA2), a chemical linker and an E3 ligase binding element which allows for the formation of a ternary complex between the target, the degrader and the E3 ligase that induces ubiquitination and subsequent degradation of the targeted protein. Selectivity can be achieved, not only by the selective binding to the target (SMARCA2), but also through the optimization of the unique ternary complexes formed by the target (SMARCA2) versus its homologous protein (SMARCA4). PRT3789 is a first-in-class, highly selective degrader of SMARCA2 protein, which along with SMARCA4 controls gene regulation through chromatin remodeling. PRT7732 is >1000-fold selective for SMARCA2 vs. SMARCA4 and demonstrates robust activity in SMARCA4 deficient preclinical cancer models both as monotherapy and in combination with docetaxel at well-tolerated doses.

On November 4, 2025 we announced that we decided to pause the clinical development of our SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and KAT6A selective degrader programs.

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

As more fully described below, our patent portfolio includes, inter alia, patent families with claims directed to compositions of matter for, and methods of using our compounds. The patent portfolio currently comprises of 282 patents and patent applications:

(A)(i) 14 issued U.S. patents, (ii) 28 U.S. non-provisional patent applications, and (iii) 19 U.S. provisional patent applications; and

(B)(iv) 21 PCT patent applications, (v) 59 issued foreign patents including patents in European jurisdictions, and (vi) 141 foreign patent applications.

As of the present filing, a total of 14 U.S. patents have been issued, which are wholly owned by us.

In addition to our filings in the U.S., we own patents and pending patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, and Ukraine.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the original expiration of the patent, subject to certain limits and calculations. The protection provided by a patent varies from country to country, and is dependent on the type of patent granted, the scope of the patent claims, and the legal remedies available in a given country.

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

For our JAK2V617F inhibitor program, competition includes Ajax Therapeutics, Atavistik Bio, Cogent Biosciences, Eilean Therapeutics, Incyte Corporation, Llydlaw Therapeutics, Rathyra Therapeutics, and V6 Therapeutics. These companies have publicly disclosed their research and development efforts in this area.

For our KAT6A degrader program, other companies, including Pfizer, Olema Oncology, Menarini Group, BeOne Medicines (f/k/a BeiGene), Ideaya Biosciences, Isosterix, ProtAI, and Beijing Konruns Pharmaceutical have publicly disclosed their research and development efforts in this area.

More broadly, several global biopharmaceutical companies have prioritized precision oncology as an area of strategic focus, including but not limited to Amgen Inc., AbbVie Inc., AstraZeneca PLC, Astellas Inc., Bayer AG, Boehringer Ingelheim AG, Bristol Myers Squibb, Inc., Daiichi Sankyo Inc., Eli Lilly and Company, Inc., F. Hoffman-La Roche, Gilead Sciences Inc., GlaxoSmithKline PLC, Johnson & Johnson Services, Inc., Merck & Co. Inc., Novartis AG, and Pfizer Inc. In addition, there are multiple smaller biotech companies focused on discovery and development of precision oncology medicines, including but not limited to Arvinas Inc., Aurigene, Black Diamond Therapeutics, Inc., C4 Therapeutics, Foghorn Therapeutics Inc., Ideaya Biosciences, Kura Oncology, Inc., Kymera Therapeutics Inc., Nuvation Bio Inc., Repare Therapeutics Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., Tango Therapeutics, Inc., and Zentalis Pharmaceuticals, Inc.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations. In 2025, however, FDA announced a plan to reduce animal testing, with an initial focus on monoclonal antibodies. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, a proposed clinical trial protocol, and any available clinical data or literature on the product candidate. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has not placed the study on clinical hold within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans once such requirements go into effect.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, mechanism of action, absorption, metabolism distribution, excretion, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. The FDA typically requires that product marketing applications include data from adequate and well controlled clinical trials, which provide substantial evidence of efficacy. In some instances, FDA may condition approval of an NDA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval, to answer unresolved questions. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate and can provide important safety information.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to current Good Manufacturing Practice, or cGMP requirements. Investigational drugs and active ingredients substances imported into the United States are also subject to FDA regulation. Further, the export of investigational products outside the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the product candidate and finalize a manufacturing process for the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Further, appropriate packaging must be selected and tested and adequate stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Before approving an NDA, FDA will conduct a pre-approval inspection (either in person or remotely) of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA will not approve the product unless cGMP compliance is satisfactory. The FDA also typically inspects (either in person or remotely)

one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter, or CRL, generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. In 2025, FDA started publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval. If a CRL is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. FDA has committed to reviewing 90% of resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial, provided that certain criteria are met and certifications are provided. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to follow the applicable disclosure requirements can result in notices of noncompliance and civil monetary penalties.

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

Orphan Drugs

Under the Orphan Drug Act, FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States. Additionally, to obtain orphan designation, sponsors must present a medically plausible basis for the use of the drug for the rare disease or condition and, if a product is already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication, a plausible hypothesis for clinical superiority. This hypothesis must be demonstrated to obtain orphan exclusivity.

Orphan drug designation must be requested before submitting an NDA. After FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which it has such designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication for which it is approved. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the NDA user fee.

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

Alternatively, product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Orphan products are not exempt from this requirement.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in a manner consistent with the approved labeling. Promotion and advertising must also be truthful and non-misleading, must be adequately substantiated, and with a fair balance between product benefit claims and risks, among other requirements. Over the last few years, FDA has taken a number of actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising. In 2024, FDA also issued a final guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. In fact, in 2025, FDA increased its enforcement activity regarding promotion and advertising, both in the areas of promotional statements to healthcare providers and direct to consumer advertising. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies and list the drugs produced. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES Act to include the volume of drugs produced during the prior year. Registration with FDA subjects entities to periodic unannounced inspections or remote regulatory assessments by FDA, during which the Agency inspects or assesses manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Sponsors are further subject to various requirements related to FDA drug shortage and manufacturing volume reporting, supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy. Legislation and executive actions have also been issued to encourage domestic manufacturing, as well as to decrease drug prices. For instance, FDA approved a plan that was submitted by Florida to import drugs from Canada. Executive orders have also been issued to facilitate and streamline the development of U.S. manufacturing, enhance the inspection of foreign manufacturing facilities, and potentially to increase foreign manufacturing facility user fees.

Changes to the product manufacturing process often require prior FDA approval or notification before being implemented. FDA regulations also require the investigation and correction of any identified deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers.

The Hatch-Waxman Amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FD&C Act. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and subject to regulatory scrutiny and challenges. The Federal Trade Commission, or FTC, has sent letters to a number of companies with respect to certain patents that agency asserted were improperly listed or inaccurate. The FTC has signaled an increased focus on scrutinizing Orange Book listings as part of its broader efforts to combat practices that may delay generic and biosimilar competition. Listing these unqualified patents (e.g., patents covering unapproved formulations or non-drug product aspects) in the Orange Book has also been the subject of litigation.

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

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, only applies to one patent per approved product and cannot extend the total term of a patent beyond 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated by taking into account (i) half of the drug’s testing phase (the time between IND application and NDA submission) and (ii) all of the review phase (the time between the full NDA submission and approval), up to a maximum of five years. The time can be reduced for any time the FDA determines the applicant did not pursue approval with due diligence.

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

FDA Regulation of Companion Diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the drug product. FDA has generally required manufacturers of in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to submit a pre-market approval application, or PMA, for that diagnostic device simultaneously with the submission of the drug approval application by the drug manufacturer (which may be the same company as the device manufacturer or a different company). The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug manufacturer and device manufacturer, if different companies. In some cases, FDA may permit the use of a Laboratory Developed Test (LDT) as a companion diagnostic device. In general, tests that meet the definition of an LDT are not subject to FDA oversight and are not required to comply with FDA’s medical device regulatory requirements, including PMA approval requirements. However, LDTs must be developed, manufactured, and used in a single clinical laboratory location that has been certified under the Clinical Laboratory Improvement Amendments (CLIA). The laboratory also must be compliant with the CLIA regulations issued by the Centers for Medicare and Medicaid Services (CMS).

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

In addition, PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QMSR, which imposes good manufacturing practice requirements for medical devices, including requirements for established processes, controls, recordkeeping, reporting, documentation and other quality assurance activities.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register each of their establishment(s) engaged in design, manufacturing or initial importation activities, including payment of an annual establishment registration fee, and list the device(s) at each such establishment with the FDA. A medical device manufacturer’s design and manufacturing processes and those of its contract manufacturers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Device manufacturers also have post-market reporting requirements for certain types of adverse events and device malfunctions, as well as for device correction and removal activities (including recalls). Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny and enforcement action if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of the facts and circumstances. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute is a per se violation of the federal civil False Claims Act. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between the biopharmaceutical industry and federal healthcare program beneficiaries.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using, or causing to be made or used, a false statement to have a false claim paid, or avoiding, decreasing or concealing an obligation to pay money to the federal government. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone if it is not also dismissed by the government. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial global civil and criminal settlements of as much as $3.0 billion regarding certain sales and promotional practices.

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

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent. Unlike the civil False Claims Act, the criminal False Claims Act requires proof of intent to submit a false claim.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, regardless of whether the payor is public or private, or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule implementing the federal Physician Payment Sunshine Act that requires certain manufacturers of prescription drugs, medical devices and medical products to collect and annually report information on certain payments or transfers of value to U.S.-licensed physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit timely, accurate and complete required information may result in civil monetary penalties. Beginning calendar year 2021, manufacturers must also collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse- midwives for reporting in 2022.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products, to report gifts and payments to individual healthcare practitioners, to prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals, and/or to comply with certain compliance requirements.

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

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vi) expanded the entities eligible for discounts under the Public Health program, (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (viii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. United States federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, regardless of whether the payor is public or private, will remain in effect through 2032 unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be (and have been) reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

The Trump and Biden administrations both issued executive orders intended to favor and encourage domestic manufacturing. And on August 16, 2022, former President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products, such as negotiated ceiling prices and penalties for price increases that exceed the rate of inflation that are sold into the Medicare program. Drug price negotiations and other IRA program implementation measures could potentially be affected by the changes in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Recent legislation has delayed implementation of the aforementioned regulation until January 1, 2032. CMS also published an interim final rule that establishes an MFN Model under which reimbursement for certain Medicare Part B drugs and biologicals would be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. While this rule now has been rescinded, in November 2025, CMS introduced the GENEROUS Model (launching 2026), which requires manufacturers to provide rebates aligned with most favored nation pricing to participating state Medicaid programs that opt into the program.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints or caps, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. States, such as Maryland, have also established Drug Affordability Review Boards for the purpose of establishing upper payment limits for certain high-cost drugs which could result in reduced reimbursement for those products.

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

Employees

As of December 31, 2025, we had 79 full-time employees. Of our employees, 53% have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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
•
We are highly dependent on the success of our product candidates which are in early development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and/or commercialization of our product candidates.
•
If we experience delays or difficulties in enrolling patients in our clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
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
•
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.
•
We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since our inception. We expect to incur continued losses for the foreseeable future and may never be profitable.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. For the year ended December 31, 2025, we reported a net loss of $99.5 million, compared to a net loss of $127.2 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $683.1 million. We have not yet commercialized any product, and we do not expect to generate revenue from sales of any products for several years, if at all. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our product candidates, and our research efforts on other potential product candidates. As of December 31, 2025, our cash, cash equivalents, and marketable securities were $103.2 million.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we decide to or are required by the FDA or regulatory authorities in other jurisdictions to perform studies or clinical trials in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our clinical trials for, or in the development of, any of our product candidates, our expenses could increase materially and profitability could be further delayed.

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

We expect to continue to incur expenses in connection with our ongoing activities, particularly as we advance our product candidates through clinical development and seek to design additional product candidates from our discovery programs. We expect to incur continued expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, we received capital in connection with the exclusive option agreement entered into with Incyte Corporation (“Incyte”) in November 2025 in exchange for the option to acquire certain rights, titles and interests related to our mutative selective JAK2V617F inhibitor program. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations.

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

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Global credit and financial markets have experienced volatility and disruptions in the past several years partly due to widespread health concerns, pandemics and other outbreaks of illness as well as the ongoing conflicts in Ukraine and the Middle East and increasing tensions in Central and South America, including recent U.S. military operations in Venezuela. Such volatility includes severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Moreover, the uncertainty surrounding government funding debates and debt-ceiling negotiations can negatively affect market conditions, investor sentiment, and the liquidity of small-cap and microcap issuers such as ours. Accordingly, any future federal government shutdown or protracted budget impasse could materially and adversely affect our regulatory compliance, financing options and capabilities, and overall financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Design and Development of our Product Candidates

We are highly dependent on the success of our product candidates that are in clinical development. We have not completed successful late-stage pivotal clinical trials or obtained regulatory approval for any product candidate. We may never obtain approval for any of our product candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that our product candidates in development will achieve success in their preclinical or clinical trials or obtain regulatory approval. Regulators may also request additional studies, data, and information, that we may need to develop and which were not originally planned. Any delays in clinical studies, obtaining regulatory approval, or if we never initiate clinical studies or obtain regulatory approval, could have a material adverse effect on our business, financial condition and results of operations.

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

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our clinical trials vary adversely from our expectations.

Drug development involves a lengthy and expensive process, and clinical testing is uncertain as to the outcome.

We currently have several product candidates in preclinical development, and the risk of failure for each is high. We are unable to predict when or if our product candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials or of clinical trials of the same product candidates in other indications, and interim or preliminary results of a clinical trial do not necessarily predict final results. Later-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical and clinical design. Studies may also be subject to confounding factors that make it difficult to interpret the results or that could impact the reliability of the results.

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

The FDA may require us to conduct additional preclinical studies or additional manufacturing development for any product candidate before it allows us to initiate subsequent clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our clinical trials could significantly affect our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

•
regulators, IRBs, or ethics committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA may disagree as to the design or implementation of our clinical trials or with our proposed dose for any of our pipeline programs. For instance, in the oncology space, FDA assesses not only maximum tolerated dose but also dose optimization, with the issuance of guidance on this topic. FDA has also expressed a preference for randomized controlled clinical trials to support accelerated approval, rather than single arm trials with response endpoint;
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
•
the number of patients required for clinical trials for our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients that meet the study criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or may not follow trial procedures or the duration of these clinical trials may be longer than we anticipate;
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
•
changes to clinical trial protocol;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials for our product candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
•
the impact of any widespread outbreak of a communicable disease, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, confound trial results, or reduce the number of patients that remain in our trials.

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

If we experience delays or difficulties in enrolling patients in our clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons or could result in a FDA determination not to approve the product. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients, a material percentage of patients in clinical trials may die during a trial, which could impact the development of product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Adverse events observed in clinical trials could prevent approval of the product or, if approved, hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to our Common Stock” for more disclosure related to the risk of volatility in our stock price.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. As an example, on November 4, 2025, we announced that we were pausing the clinical development of our SMARCA2 degrader program, which is comprised of PRT3789 and PRT7732, for strategic reasons and not due to safety or regulatory concerns. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence, or OCE, within the FDA advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other OCE initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for encouraging sponsors to consider developing cancer drugs in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these and any other policy changes, including initiatives with respect to accelerated approval and to coordinate review of oncology products among international regulators, as they relate to our programs.

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

Changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. By example, changes taking place in the United States associated with the current federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. New federal or state laws or regulations may be passed or have been passed, or laws and regulations may be and have been enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in FDA’s approval standards that could impact our ability to obtain product approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment. It is possible that whether and how FDA exercises any regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, and with respect to our product candidates may change, which could impact our ability to obtain product approval. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed. Moreover, there have and could be further changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market and sell our products in any jurisdiction outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product obtain pricing and reimbursement approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing the drug for the type of disease or condition will be recovered from sales of the product in the United States. When seeking orphan drug designation, sponsors must also provide medically plausible basis for the use of the drug for the rare disease or condition.

Orphan drug designation can provide opportunities for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved indication for seven years, except in certain circumstances, such as a showing of clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity.

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

A companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies, except in limited cases where the diagnostic is considered an LDT. LDTs are generally not subject to FDA jurisdiction, but remain subject to CLIA regulatory requirements. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling, among other requirements. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. Over the last year, FDA has increased its enforcement of promotional and advertising requirements, especially in the area of direct to consumer advertising. Accordingly, there may be an increased risk of enforcement should promotional communications not comply with FDA’s requirements.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements on certain covered entities, including healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure, of individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
•
The ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to CMS information related to certain payments and other transfers of value provided to teaching hospitals and to U.S.-licensed physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives. Applicable manufacturers also must report ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, and analogous non-U.S. fraud and abuse laws and regulations may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines or the Compliance Program Guidance for Pharmaceutical Manufacturers published by the U.S. Department of Health & Human Services, Office of Inspector General; to implement gift bans, and to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. Some state and local laws require the registration of pharmaceutical sales representatives. Various state and non-U.S. laws also govern the privacy and security of individuals' health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. These policies culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The IRA requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of HHS. Failure of a manufacturer to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. The negotiated prices, which will first become effective in 2026 and were capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect in 2023, have been subject to multiple legal challenges, and have since been allowed by Congress to expire. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations. It is unclear exactly what, if any, healthcare reform measures of the new administration will have on our business. For example, drug price negotiations and other IRA program implementation measures could potentially be affected by the changes in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration. In another example, the CMS issued an interim final rule on November 27, 2020, implementing a Most

Favored Nation, or MFN, payment model under which reimbursement for certain Medicare Part B drugs and biologicals would be based on a price that reflects the lowest per capital Gross Domestic Product-adjusted, or GDP-adjusted, price of any non-U.S. member country of the Organization for Economic Co-operation and Development, or OECD, with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Although this rule has since been rescinded, in November 2025, CMS introduced the GENEROUS Model, which is scheduled to launch in January 2026 and run for five years, pursuant to which manufacturers will provide supplemental rebates aligned with MFN pricing to participating in state Medicaid programs that opt into the program in exchange for standardized coverage criteria across all participating states.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, or the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing and reimbursement approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other countries allow companies to determine the prices for their medicines but monitor and control company profits and may limit or restrict reimbursement and can include retrospective rebates to the government. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained, or vice versa. Reference pricing used by various EU member states and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products.

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

Various international trade, export control and sanctions laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. persons in the United States, of products or technology that are controlled for export, as well as restricting our ability to deal with certain persons subject to sanctions. Specifically, certain biological agents, toxins, and related technology are restricted by the United States for export to certain countries for national security reasons and require an export authorization from the U.S. Department of Commerce. U.S. export controls also apply to genetic elements and genetically modified organisms that contain DNA associated with the pathogenicity of these biological materials. There are also a number of foreign parties on the U.S. Specially Designated

Nationals and Blocked Parties List and the Entity List, both of which prohibit certain transactions by U.S. persons or from the U.S. with designated persons. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain product candidates and products outside of the United States, which could limit our growth potential and increase our development costs.

U.S. laws may also restrict our ability to share personal data with certain foreign parties. A final rule (the Data Security Program or DSP Rule) was issued by the U.S. Department of Justice, or DOJ in 2025 to impose restrictions on access to U.S. bulk sensitive personal data and government-related data by certain foreign countries and persons. The DSP Rule prohibits and restricts certain "bulk" data transactions involving China (including Hong Kong and Macau) and other specified “countries of concern” and individuals and entities under their control. To the extent we are subject to these restrictions for cross-border data flows, it could potentially impact our business and restrict our collaboration opportunities.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our clinical trials of our product candidates and any preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, laboratories and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. By example, we are required to monitor the activities of third parties undertaking clinical trials on our behalf, but our monitoring may not be able to detect any existing or emerging issues.

We and our CROs, as well as other third parties, including investigators, are required to comply with good clinical practices, or GCP, requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements or to conduct a trial in accordance with its investigational plan, we or they may be subject to enforcement actions, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations applicable to the stage of product development and our preclinical trials must be conducted in accordance with good laboratory practices. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to stop and/or repeat clinical trials or other studies, which would delay the marketing approval process.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Additionally, if legal and regulatory requirements change, we may need to seek CMOs outside of certain territories or domestically. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, including the ongoing conflicts in Ukraine and the Middle East and increasing tensions in Central and South America, including recent U.S. military operations in Venezuela, or public health epidemics. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

There have been Congressional legislative proposals to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. For example, the BIOSECURE Act was passed as part of the National Defense Authorization Act for Fiscal Year 2026 and prohibits U.S. government contracts, loans and grants being made to any “biotechnology company of concern” or to any entity that uses biotechnology equipment or services from a “biotechnology company of concern”, including certain entities in China involved in the manufacturing, distribution, provision, or procurement of a biotechnology equipment or service. If our suppliers or our customers were to be designated under the Act, this could potentially harm our business and could severely restrict our ability to purchase services or products from, or otherwise collaborate with “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our current and future business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. In 2025, the U.S. government announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. For example, in September 2025, the current Presidential Administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceutical products, subject to certain exceptions. There is substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials, and, more generally, about the duration of existing tariffs, implementation of announced tariffs, litigation seeking certain tariff refunds and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Current or future tariffs will result in increased research and development expenses. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and international operations, negatively impacting our growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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
•
limitations or warnings, as well as approved indication, contained in the labeling approved for our product candidates by the FDA;
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

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. There are a number of pharmaceutical and biotechnology companies that currently are pursuing the development of precision oncology therapies optimized to effectively target the key driver mechanisms in cancers with high unmet need.

For our JAK2V617F inhibitor program, competition includes Incyte Corporation, Cogent Biosciences, Eilean Therapeutics, and Atavistik Bio, all of which have publicly disclosed their research and development efforts.

For our KAT6A degrader program, other companies, including Pfizer, Olema Oncology, Menarini Group, BeOne Medicines (f/k/a BeiGene), Ideaya Biosciences, Isosterix and Beijing Konruns Pharmaceutical have publicly disclosed their research and development efforts.

More broadly, several global biopharmaceutical companies have prioritized precision oncology as an area of strategic focus, including but not limited to Amgen Inc., AbbVie Inc., AstraZeneca PLC, Astellas Inc., Bayer AG, Boehringer Ingelheim AG, Bristol Myers Squibb, Inc., Daiichi Sankyo Inc., Eli Lilly and Company, Inc., F. Hoffman-La Roche, Gilead Sciences Inc., GlaxoSmithKline PLC, Johnson & Johnson Services, Inc., Merck & Co. Inc., Novartis AG, and Pfizer Inc. In addition, there are multiple smaller biotech companies focused on discovery and development of precision oncology medicines, including but not limited to Arvinas Inc., Aurigene, Black Diamond Therapeutics, Inc., C4 Therapeutics, Foghorn Therapeutics Inc., Ideaya Biosciences, Kura Oncology, Inc., Kymera Therapeutics Inc., Nuvation Bio Inc., Repare Therapeutics Inc., Revolution Medicines, Inc., Relay Therapeutics, Inc., Tango Therapeutics, Inc., and Zentalis Pharmaceuticals, Inc.

Many of the companies against which we are competing or against which we may compete in the future, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Moreover, we face increased competition from other companies that are using artificial intelligence, some of whom may be able to more quickly and effectively identify and develop novel product candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations or financial condition.

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

As of December 31, 2025, we had 79 full-time employees. We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our systems, and those of Third Parties, may also experience security breaches from inadvertent or intentional actions by our employees, or from cyber-attacks by malicious third parties including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by insiders, hacktivists, computer hackers, state sponsored actors, foreign governments, cyber terrorists and other threat actors, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security and operational threats, nor may we be able to implement preventive measures effective against all such threats. The techniques used by threat actors change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insiders, outside groups such as hacktivists, external service providers, organized crime affiliates, state sponsored actors, terrorist organizations, hostile foreign governments or agencies, or other threat actors. If a disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our Third Parties, or inappropriate disclosure and other compromise of confidential information or impacts to the integrity and availability of data or systems, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil damages and penalties, under the GDPR (as defined below), HIPAA and other relevant international, state and federal privacy laws, data protection, operational resilience, and cybersecurity. The costs related to significant security breaches, resilience events or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our Third Parties become subject to disruptions, resilience events or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any such incident that leads to loss of integrity or availability, unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could require public notification and/or notification to governmental entities, business partners, suppliers, customers, and individuals, harm our reputation directly, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information or data protection, operational resilience, and cybersecurity, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data protection, privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, state consumer privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy, data protection and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-regulated entity in a manner that is not authorized or permitted by HIPAA.

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

In addition, data protection requirements and risk are increasing in the United States. The state of California enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the CCPA), including the rights to access, correct, and delete personal information increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide detailed disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action for data breaches.

Following California’s lead, other states, including Virginia and Colorado, have adopted similar comprehensive consumer privacy laws. Further, additional states are in the process of enacting or will be considering these laws in the future. These state laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Some states, like Washington State, have passed healthcare-specific privacy laws. The My Health My Data Act became effective March 31, 2024 and restricts how entities collect, use, and process “consumer health data,” defined broadly as personal information that is linked or reasonably linkable to a consumer and that identifies the consumer's health status. While HIPAA-regulated entities may be exempt from the Act, the exemption is based on the data collected and used rather than on the entity’s status as a HIPAA covered entity or business associate. As such, some data may be subject to the Act and HIPAA, while other data may only be subject to HIPAA.

State laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information or other personal information than HIPAA. Complying with these various state laws and regulations, which may differ from state to state, requires significant resources and may complicate our compliance efforts. Penalties for violation of any of these laws and regulations may include civil and/or criminal penalties these regulatory changes may increase our compliance costs and potential liability, particularly in the event of a data breach.

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

Our company is located in Delaware. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Extreme weather conditions or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry are unclear and may heighten or intensify existing risk of natural disasters. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, reductions in force, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. Furthermore, a possible recession, rising inflation, and rising interest rates has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we could lose at least a part, and perhaps all, of the patent protection covering such a product candidate. Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

As of December 31, 2025, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our common stock and securities convertible into shares of our common stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock or pre-funded warrants that they hold into shares of our common stock.

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
•
regulatory developments affecting our product candidates or those of our competitors; and
•
changes in political, economic and general macroeconomic conditions, including but not limited to the ongoing conflicts in Ukraine and the Middle East and increasing tensions in Central and South America, including recent U.S. military operations in Venezuela, supply chain disruptions, rising interest rates, rising inflation rates or a potential recession.

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

From January 1, 2025 to December 31, 2025, the closing price of common stock on the Nasdaq Global Select Market ranged from $0.61 to $3.98 per share. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share (the “Minimum Bid Price Requirement”), or risk delisting, which would have a material adverse effect on our business. While we have strived to maintain full compliance with applicable Nasdaq listing requirements, previously in March 2025, we received a notice of non-compliance with the Minimum Bid Price Requirement, which we addressed and successfully resolved later that year. In 2025, Nasdaq approved and proposed new rules to suspend and more quickly delist companies that do not comply with the minimum bid price requirement, which could make continued compliance more difficult. The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report on Form 10-K and the following:

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
•
general economic, industry and market conditions, or other events or factors, many of which are beyond our control, including but not limited to a potential recession, rising interest rates, and rising inflation.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a "smaller reporting company" under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K as well as our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Artificial intelligence technologies ("AI") presents risks and challenges that can impact our business including by posing regulatory, data privacy, data protection, and security risks to our confidential information, proprietary information, and personal data, and also product liability and related risks.

Issues in the development, implementation, and use of AI, combined with an uncertain regulatory environment (in the United States, European Union, UK, and other countries, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We are in the process of adopting and integrating generative AI tools into our systems for specific use cases reviewed by legal and information security.

Currently, there are no comprehensive federal laws or regulations in the United States that regulate the development of AI or specifically prohibit or restrict their use. However, existing laws, such as HIPAA, may affect how we and our vendors use AI. As well, there are state specific laws in the United States regulating the use of AI in certain applications, and state regulators who have issued their own guidance or rules specific to AI use.

Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection (including under HIPAA, state laws, the GDPR and the EU AI Act) and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. The risks arising from the design, development, and use of AI technologies (including AI models, AI systems, and AI tools) across our business and operations (including in connection with finance, data management, and manufacturing activities) include potential data inaccuracies, flawed assumptions, system errors, cybersecurity vulnerabilities, unintended outcomes, and difficulties in integrating AI-driven insights into complex and highly regulated manufacturing and operational environments.

If we, our vendors, or our third-party partners experience an actual or suspected breach, data protection, or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property, and harms in the physical world, and not just the digital world.

If AI fails to perform as intended by us in our business and operations, produces unreliable or biased outputs, or is perceived as contributing to operational disruptions, quality issues, regulatory noncompliance, or adverse product outcomes, our reputation could be harmed and we could be subject to increased regulatory scrutiny, enforcement action, and regulatory fines (including under HIPAA, state laws, the EU AI Act and GDPR and related laws in the EU/EEA, Switzerland and the

UK), product liability claims, litigation, loss of valuable property and information, or other legal exposures, which could adversely affect our business, reputation, results of operations, and financial condition.

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

Item 2. Properties.

Our principal executive offices are located at Chestnut Run Plaza in Wilmington, Delaware. The facility has approximately 81,000 square feet of office and laboratory space that we use for administrative, research and development and other activities. The Chestnut Run Lease commenced in December 2023 and expires in 2037 with three five-year extension options and certain expansion rights.

In 2025, we sublet approximately 20,000 square feet of office space. The sublease began in December 2025 and continues through November 2027 with three one-year extension options. The sublease agreement does not relieve us from our primary obligations under the Chestnut Run Lease, however, we do expect cash inflows from the agreements to partially offset our future obligations for the duration of the sublease agreement.

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

Holders of Record

As of March 6, 2026, there were approximately 20 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Prelude is a precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient, drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities, or NCEs, that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in advancing a pipeline of novel precision oncology development candidates, alone and with partners. We are working with our partner AbCellera Biologics, Inc. ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration, or the FDA, for multiple investigational new drug applications, or INDs, and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

By focusing on developing molecules using broad mechanisms that have multiple links to oncogenic driver pathways in select patients, we have developed a diverse pipeline consisting of multiple distinct programs including kinases, targeted protein degraders, and degrader antibody conjugates ("DAC"). Our pipeline is designed to serve patients with high unmet medical need, where there are limited or no treatment options. We believe we can best address these diseases by harnessing advances in new therapeutic modalities such as targeted protein degradation to develop highly potent and specific agents against clinically validated targets in areas of high unmet need.

Myeloproliferative neoplasms ("MPN") are hematopoietic disorders arising from clonal expansion of hematopoietic stem cells ("HSC") in the bone marrow. Current treatment options for MPN patients offer symptomatic benefit but fail to eliminate disease-initiating clones leading to treatment resistance and progression to secondary acute myeloid leukemia. Therapeutic approaches that can selectively eliminate disease-initiating HSCs and induce molecular remission are an unmet medical need.

Mutations in JAK2, calreticulin ("CALR") and MPL are phenotypic drivers of disease in over 90% of MPN cases. CALR mutations are the second most common driver alteration in MPN, accounting for 20-30% of all cases. Selective expression of mutant CALR on diseased cells but not on normal cells makes CALR a high value target for antibody-directed therapies in MPN.

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

PRT12396 our lead, mutant-selective JAK2V617F inhibitor received IND clearance from the U.S. FDA, as announced in February 2026 and we anticipate initiating a Phase 1 study in the second quarter of 2026. The Phase 1 study of PRT12396 is an open-label, multi-center, safety and efficacy study in patients with high-risk polycythemia vera (PV) and intermediate and high-risk myelofibrosis (MF). The primary endpoints of the study include safety, efficacy and PK profile.

As previously announced on November 4, 2025, we entered into an exclusive option agreement (the "Option Agreement") with Incyte Corporation ("Incyte") to acquire our mutative selective JAK2V617F inhibitor program (the “Program”) for patients with myeloproliferative neoplasms. Under the Option Agreement, Incyte received an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the JAK2V617F inhibitor program, including our library of preclinical candidates (collectively, the “Transferred Assets”). We expect to advance the JAK2V617F program to pre-defined milestones. Incyte may elect to exercise its exclusive option during the option period to acquire the program and associated assets from us for $100 million. As the JAK2V617F program candidates advance in the clinic, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction, excluding royalties, could reach up to $910 million.

We have discovered and are developing a series of selective and orally bioavailable KAT6A selective degraders. We have selected a development candidate and remain on track to file an IND in mid-2026. We believe that selectively degrading KAT6A has the potential for improved efficacy, tolerability and combinability with other agents relative to non-selective inhibitors of KAT6A/B. We recently presented preclinical data supporting this hypothesis at the American Association for Cancer Research Annual Meeting 2025.

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

During the second half of 2025, we restructured aspects of our collaboration agreement with AbCellera to allow AbCellera to independently discover, develop and commercialize select undisclosed DACs by providing a non-exclusive license to the Company’s degrader payloads among other changes to overall resource allocation, governance, and operational aspects of the collaboration.

In June 2025, at the European Hematology Association, we delivered an oral presentation about our mutated calreticulin ("mCALR") discovery efforts, including the first-in-class CALR-targeted DACs that selectively target mutant CALR expressing cells, with the potential to achieve responses by eliminating MPN clones. These data demonstrate that a CALRxSMARCA2/4 degrader antibody conjugate can selectively degrade SMARCA2/4 in CALR mutant cells and robustly inhibit CALR-mutant cell growth in vitro and in vivo.

On November 4, 2025 we announced that we decided to pause the clinical development of our SMARCA2 degrader program which is comprised of PRT3789 and PRT7732. We then reduced the number of employees to 79 employees as of December 31, 2025.

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

We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Our net loss was $99.5 million and $127.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $683.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

As of December 31, 2025, we had $106.4 million in cash, cash equivalents, restricted cash and marketable securities. We expect our existing cash, cash equivalents, restricted cash and marketable securities will enable us to fund our operating expense and capital expenditures into the second quarter of 2027.

Regained Nasdaq Compliance

On March 27, 2025, we received a letter (the “Bid Price Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On September 18, 2025, we received a letter from Nasdaq notifying the Company that we had regained compliance with the Minimum Bid Price Requirement and that the matter is now closed.

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

On November 3, 2025, we entered into an Exclusive Option Agreement (the “Option Agreement”) with Incyte to acquire our mutative selective JAK2V617F JH2 inhibitor program (the “Program”) for patients with myeloproliferative neoplasms.

Under the Option Agreement, Incyte received an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the Program, including the Company’s library of preclinical candidates (collectively, the “Transferred Assets”) by way of an Asset Purchase Agreement (the "APA"). We are continuing to advance the Program. At any time commencing on the effective date of the Option Agreement until the later of (a) 30 days after the Company’s delivery of the investigational new drug ("IND") ready data package or (b) 15 months after the effective date of the Option Agreement (which 15 month period shall automatically toll for the Company to deliver the IND-ready package but such tolling will not exceed 3 months unless otherwise agreed by the parties) (the “Option Period”), Incyte may elect to exercise its exclusive option to acquire the Program and associated assets from us pursuant to the APA for $100 million. We received an initial upfront payment of $35 million in cash from the Option Agreement. Under the APA, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction could reach up to $910 million.

Concurrently with the Option Agreement, we entered into a securities purchase agreement with Incyte (the “Securities Purchase Agreement”), pursuant to which Incyte purchased 6,250,000 shares (the “Shares”) of our non-voting common stock at a price of $4.00 per share for gross proceeds of $25.0 million. Pursuant to the Company’s amended and restated certificate of incorporation and subject to the non-voting common stock beneficial ownership limitation, Incyte may elect to convert the Shares into voting shares and in December 2025, Incyte converted 4,372,124 of the Shares into voting shares. Because the Option Agreement and Securities Purchase Agreement were entered into at the same time and negotiated as single commercial package, we accounted for the agreements as a single contract under ASC 606. Based on this exercise, the consideration in the Option Agreement plus any excess consideration paid over the fair value of the equity issued to Incyte is a component of transaction price. In determining the fair value of the common stock issued to Incyte, we considered the closing price of the common stock on the date of the transaction, which was $3.98 per share, which resulted in a premium paid by Incyte of $0.02 per share, or $0.1 million (“Equity Premium”). The remaining $24.9 million was recorded as an issuance of common stock in stockholders’ equity.

We first evaluated whether the arrangement meets the definition of a derivative or contains any embedded derivatives under ASC 815, Derivatives and Hedging. Although the arrangement includes underlying IP‑related value, it qualifies for the scope exception as prescribed by ASC 815-10-15-59(b). We next evaluated whether the arrangement represents a funded research and development arrangement under ASC 730, Research and Development. The payments received by Prelude are non-refundable, and there is no contractual requirement, guarantee, or other provision that would require us to repay any of the funds received from Incyte. We also concluded that any presumption that there is an obligation to repay the funds received due to the subsequent related party relationship with Incyte is overcome, and therefore the agreements are not within the scope of ASC 730-20. We also concluded that the agreements are not within the scope of ASC 808, Collaborative Arrangements. We assessed the Option Agreement in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that Incyte is a customer in the context of the Option Agreement. The Option Agreement includes the transfer of the following goods or services: (i) to conduct research and development activities related to the Program and (ii) Incyte's exclusive option to acquire the Company’s entire right, title, and interest in and to certain assets, properties, and rights related to the Program. We determined that the exclusive option granted was not a material right and, thus, not a performance obligation.

We determined that the transaction price totaled $35.1 million, which includes the $35 million upfront cash payment received and the equity premium. We allocated $35.1 million to our performance obligations to conduct research and development activities related to the Program. We will recognize revenue related to the Option Agreement over time as the performance obligations are satisfied using an inputs approach, by applying actual expenses against total budgeted costs. As of December 31, 2025, $32.4 million of the upfront payment was included in deferred revenue within the balance sheets which we estimate will be recognized within thirteen months from year-end. We recognized $2.6 million in revenue related to the Option Agreement during the year ended December 31, 2025.

During the third quarter of 2025, we amended our collaboration with AbCellera (the "Amended Agreement") and subsequently in October 2025, further expanded the collaboration (the "Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of our degrader payloads to independently discover, develop and commercialize a select number of novel DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and we are not responsible for any additional financial responsibilities or go forward development costs associated with those programs. We received an upfront non-refundable payment from AbCellera of $6.5 million upon signing the Amended Agreement and an upfront non-refundable payment of $6 million upon signing of the Expanded License Agreement. For the additional licensed DACs, we are also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original collaboration agreement with AbCellera, whereunder the companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

We assessed the Amended Agreement signed in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that AbCellera is a customer in the context of the Amended Agreement. The Amended Agreement required us to transfer certain intellectual property and related know-how to AbCellera which represented the only performance obligation in the Amended Agreement and was satisfied at a point in time, when the intellectual property and related know-how were transferred to AbCellera during the third quarter of 2025.

We assessed the Expanded Agreement signed in accordance with ASC 606 and concluded that AbCellera is a customer in the context of the Expanded Agreement. We determined the promised goods and services included discovering degrader payloads and granting the licenses to the payloads to AbCellera for them to use to research, develop, and commercialize products related to each of the initial targets mutually agreed upon. Each of these licenses is distinct, as AbCellera can derive benefit from each license independent of any other payload. Each performance obligation will be fully satisfied at the point in time when the license is transferred to AbCellera. For the year ended December 31, 2025, we recognized revenue $3.0 million in the statement of operations related to the Expanded Agreement. We estimate the remaining performance obligations will be completed in the second half of 2026.

In May 2024, the Company and Pathos AI, Inc. ("Pathos") entered into a license agreement under which we granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811. Under the terms of the license agreement, we received a $3.0 million upfront, non-refundable payment. The agreement also included a near term $4.0 million payment upon the earlier of 180 days following the effective date of the license agreement or the execution of a quality agreement between the parties pursuant to which we transferred title to certain quantities of Active Pharmaceutical Ingredient (“API”). In addition, we may receive potential developmental milestone payments up to $37.0 million, potential sales milestone payments up to $100 million and a range of high single-digit to low double-digit royalties on PRT811 global net sales.

We assessed the license agreement with Pathos in accordance with ASC Topic 606, Revenue from Contracts with Customers, and concluded that Pathos is a customer. We evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. We determined that the exclusive license and transfer of related know-how and materials represent one combined performance obligation. The execution of a quality agreement pursuant to which we transferred title to certain API was identified as a separate performance obligation. Both performance obligations were satisfied in 2024.

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
•
costs of funding research performed by third parties, including pursuant to agreements with clinical research organizations ("CROs"), that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and nonclinical studies;
•
expenses incurred under agreements with contract manufacturing organizations ("CMOs") including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
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

We expect to continue to incur general and administrative expense in the future to support our continued research and development activities and potential commercialization efforts. These expenses will likely include costs related to personnel and fees to outside consultants and legal support, among other expenses. The costs associated with being a public company include expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission ("SEC") insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Other Income, Net

Other income, net consists primarily of interest earned on our cash equivalents and marketable securities, research and development tax credits, and grant income received from the State of Delaware.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	Year ended December 31,
(in thousands)	2025	2024	Change
Revenue	$12,140	$7,000	$5,140

Operating expenses:
Research and development	94,300	117,995	(23,695)
General and administrative	22,406	28,719	(6,313)
Total operating expenses	116,706	146,714	(30,008)
Loss from operations	(104,566)	(139,714)	35,148
Other income, net	5,068	12,541	(7,473)
Net loss	$(99,498)	$(127,173)	$27,675

Revenue

Revenue increased by $5.1 million to $12.1 million for the year ended December 31, 2025 from $7.0 million for the year ended December 31, 2024. Revenue for the year ended December 31, 2025 included $2.6 million related to our Option Agreement and $9.5 million from our Amended Agreement and Expanded Agreement. Revenue for the year ended December 31, 2024, was solely related to our license agreement with Pathos.

Research and Development Expenses

Research and development expenses decreased by $23.7 million to $94.3 million for the year ended December 31, 2025 from $118.0 million for the year ended December 31, 2024. Included in research and development expenses for the year ended December 31, 2025, was $6.9 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $12.1 million for the year ended December 31, 2024. Along with the decrease in stock-based compensation expense, research and development expenses decreased due to a decrease in expense related to our discontinued clinical trials, primarily PRT3789 and PRT2527. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. Included in Other are programs such as PRT2527, PRT1419, and PRT3645.

	Year ended December 31,
(in thousands)	2025	2024
PRT3789	$13,461	$20,173
PRT7732	9,145	9,195
Discovery programs, including JAK2V617F, KAT6A and mCALR	12,129	13,856
Other	3,475	12,940
General costs, including personnel related	56,090	61,831
	$94,300	$117,995

General and Administrative Expenses

General and administrative expenses decreased by $6.3 million to $22.4 million for the year ended December 31, 2025 from $28.7 million for the year ended December 31, 2024. Included in the general and administrative expenses for the year ended December 31, 2025 was $5.0 million of non-cash expense related to stock-based compensation expense, including employee stock options, as compared to $9.2 million for the same period in 2024. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation along with a decrease in employee related expenses.

Other Income, net

Other income, net decreased by $7.5 million to $5.1 million for the year ended December 31, 2025 from $12.5 million for the year ended December 31, 2024, primarily due to lower income earned on our investments due to lower balances and lower research and development tax credits received in 2025.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations through the sale of convertible preferred stock, common stock, and pre-funded warrants. As of December 31, 2025, we had $106.4 million in cash, cash equivalents, restricted cash and marketable securities and had an accumulated deficit of $683.1 million. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expense and capital expenditures into the second quarter of 2027.

As described in Note 8, in November 2025 the Company received $60 million in capital, comprised of an initial payment of $35 million in cash plus a $25 million equity investment, from Incyte Corporation. We also received an upfront non-refundable payment from AbCellera of $6.5 million upon signing the Amended Agreement and an upfront non-refundable payment of $6.0 million upon signing of the Expanded License Agreement.

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

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400.0 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. As of December 31, 2025, there was $400.0 million remaining under the 2024 Shelf Registration Statement.

In March 2023, in connection with filing a prospectus supplement to our 2021 Shelf Registration Statement, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $75.0 million. We will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, we expect to file a prospectus supplement to the 2024 Shelf Registration Statement in order to continue to allow us to access the Sales Agreement. We have $75.0 million remaining under the Sales Agreement as of December 31, 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(56,302)	$(102,888)
Net cash provided by investing activities	53,459	90,191
Net cash provided by (used in) financing activities	24,816	(120)
Net increase (decrease) in cash and cash equivalents	$21,973	$(12,817)

Operating Activities

During the year ended December 31, 2025, we used $56.3 million of cash in operating activities. Cash used in operating activities reflected our net loss of $99.5 million, partially offset by noncash charges of $14.8 million, which consisted primarily of $11.9 million in stock-based compensation, along with a $28.4 million net increase in our operating assets and liabilities, which related primarily to an increase in deferred revenue. The primary use of cash was to fund our operations related to the development of our product candidates.

During the year ended December 31, 2024, we used $102.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $127.2 million, partially offset by noncash charges of $20.1 million, which consisted primarily of $21.3 million in stock-based compensation, along with a $4.2 million net decrease in our operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities of $53.5 million consisted primarily of $154.4 million in proceeds from maturities of marketable securities, partially offset by $100.9 million in purchases of marketable securities. During the year ended December 31, 2024, net cash provided by investing activities of $90.2 million consisted primarily of $143.6 million in proceeds from maturities of marketable securities, partially offset by $52.7 million in purchases of marketable securities.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was primarily attributable to the gross proceeds of $25.0 million received from the sale of our common stock under the securities purchase agreement with Incyte, partially offset by payments of offering costs related to the securities purchase agreement and principal payments on our finance lease. During the year ended December 31, 2024, net cash used by financing activities was primarily for principal payments on our finance lease and the payment of offering costs related to the shelf registration statement, partially offset by proceeds received from the issuance of common stock under the employee stock purchase plan.

Contractual obligations and other commitments

We have one operating lease for office and lab space (the Chestnut Run Lease). Our leased facility includes approximately 81,000 rentable square feet and has approximately 11 years remaining along with three five-year extension options and certain expansion rights. The gross obligation for our operating lease over the next twelve months is $3.0 million, and we expect to make total lease payments of $38.7 million from January 2026 through May 2037.

During 2025, we entered a sublease agreement which began in December 2025 for approximately 20,000 square feet of office space and has a duration of two years. The sublease agreement does not relieve us from our primary obligations under the Chestnut Run Lease, however, we do expect cash inflows from the agreements to partially offset our future obligations for the duration of the sublease agreement. The aggregate estimated rent payments due over the initial term of the sublease is approximately $1.2 million.

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

Revenue Recognition

The Company has no product revenue to date and recognizes revenue from our option, collaboration, and license agreements. The Company recognizes revenue under Accounting Standard Codification 606 – Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Our revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

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

These subjective assumptions are estimated as follows:

Expected volatility— As a public company we have computed the historical volatility of our own stock price and will continue to use the average volatility for comparable publicly traded biotechnology companies until we have ample trading history of our own stock commensurate with the estimated expected term of our options. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. We may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prelude Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prelude Therapeutics Incorporated (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

As described in Note 3 to the financial statements, the Company records research and development expenses as incurred. The Company records accrued and prepaid expenses for preclinical studies and clinical trial activities pursuant to contracts with third-party vendors that perform these services on its behalf. At December 31, 2025, the Company recorded accrued and prepaid research and development expenses, which are included in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on the balance sheet. These amounts were recorded at the balance sheet date based upon estimates of the services provided but not yet invoiced, or services paid for but not yet provided. Management determined the estimates by reviewing contracts, vendor agreements and purchase orders with the third parties, and through discussions with internal clinical personnel and the third-party vendors as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services.

Auditing the Company’s accrued and prepaid research and development expenses is challenging because of the judgment applied by management to determine the progress or stage of completion of the activities under the Company's research and development agreements and the cost and extent of work performed during the reporting period by contracted third-party vendors.

How We Addressed the Matter in Our Audit

To test the accrued and prepaid research and development expenses, our audit procedures included, among others, reviewing a sample of contracts, vendor agreements and purchase orders with third-party vendors to corroborate key financial and contractual terms. To assess the completeness and accuracy of the inputs used by management in calculating the accrued and prepaid research and development expenses, our audit procedures included, on a sample basis, confirming certain data directly with third parties and corroborating the progress of research and development activities with the Company’s clinical personnel. To evaluate the completeness of the accruals and existence of the prepaids, we also examined subsequent invoices from the third parties and cash disbursements to the third parties, to the extent such invoices were received, or payments were made, prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

March 10, 2026

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,256	$12,474
Marketable securities	67,958	121,140
Prepaid expenses and other current assets	2,478	2,281
Total current assets	105,692	135,895
Restricted cash	3,235	4,044
Property and equipment, net	5,113	6,767
Right-of-use asset	27,165	28,699
Prepaid expenses and other non-current assets	110	110
Total assets	$141,315	$175,515
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,983	$7,732
Accrued expenses and other current liabilities	12,533	15,209
Deferred revenue	33,734	—
Operating lease liability	2,744	2,492
Finance lease liability	—	208
Total current liabilities	52,994	25,641
Deferred revenue, net of current portion	1,798	—
Other liabilities	2,841	3,090
Operating lease liability	15,045	15,325
Total liabilities	72,678	44,056
Commitments (note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 48,225,493 and 42,298,859 shares issued and outstanding at December 31, 2025 and 2024, respectively	5	4
Non-voting common stock, $0.0001 par value: 112,850,259 and 12,850,259 shares authorized at December 31, 2025 and 2024, respectively; 14,728,135 and 12,850,259 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	751,684	714,982
Accumulated other comprehensive income	8	35
Accumulated deficit	(683,061)	(583,563)
Total stockholders’ equity	68,637	131,459
Total liabilities and stockholders’ equity	$141,315	$175,515

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands, except share and per share data)	2025	2024
Revenue	$12,140	$7,000

Operating expenses:
Research and development	94,300	117,995
General and administrative	22,406	28,719
Total operating expenses	$116,706	$146,714
Loss from operations	(104,566)	(139,714)
Other income, net	5,068	12,541
Net loss	$(99,498)	$(127,173)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.29)	$(1.68)
Weighted average common shares outstanding, basic and diluted	76,956,194	75,805,840
Comprehensive loss
Net loss	$(99,498)	$(127,173)
Unrealized (loss) on marketable securities, net of tax	(27)	(188)
Comprehensive loss	$(99,525)	$(127,361)

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 13,924 shares withheld for employee taxes	35,891	—	—	—	(1)	—	—	(1)
Issuance of common stock under ESPP	218,792	—	—	—	150	—	—	150
Issuance of common stock in connection with the Securities Purchase Agreement, net of $234 thousand in offering costs	4,372,124	1	1,877,876	—	24,640	—	—	24,641
Issuance of common stock upon exercise of prefunded warrants, net of 173 shares withheld for exercise price	1,299,827	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	11,913	—	—	11,913
Net loss	—	—	—	—	—	—	(99,498)	(99,498)
Balance at December 31, 2025	48,225,493	$5	14,728,135	$1	$751,684	$8	$(683,061)	$68,637

(in thousands, except shares)	Voting common stock		Non-voting common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	42,063,995	$4	12,850,259	$1	$693,252	$223	$(456,390)	$237,090
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 15,455 shares withheld for employee taxes	42,000	—	—	—	6	—	—	6
Issuance of common stock under ESPP	192,864	—	—	—	379	—	—	379
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(188)	—	(188)
Stock-based compensation expense	—	—	—	—	21,345	—	—	21,345
Net loss	—	—	—	—	—	—	(127,173)	(127,173)
Balance at December 31, 2024	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459

See accompanying notes to financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(99,498)	$(127,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	1,772
Noncash lease expense	1,534	1,591
Stock-based compensation	11,913	21,345
Amortization of premium and discount on marketable securities, net	(371)	(4,639)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(197)	373
Accounts payable	(3,918)	3,305
Accrued expenses and other liabilities	(2,980)	(808)
Deferred revenue	35,532	—
Long-term prepaid expenses and other long-term assets	—	295
Operating lease liabilities	(28)	1,051
Net cash used in operating activities	(56,302)	(102,888)
Cash flows provided by investing activities:
Purchases of marketable securities	(100,866)	(52,694)
Proceeds from maturities of marketable securities	154,392	143,649
Purchases of property and equipment	(67)	(764)
Net cash provided by investing activities	53,459	90,191
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock in connection with the Securities Purchase Agreement	24,875	—
Payment of offering costs	—	(110)
Proceeds from issuance of common stock in connection with the exercise of stock options	16	60
Proceeds from the issuance of common stock under ESPP	150	379
Payment of withholding taxes related to stock-based compensation to employees	(17)	(54)
Principal payments on finance lease	(208)	(395)
Net cash provided by (used in) financing activities	24,816	(120)
Net increase (decrease) in cash and cash equivalents	21,973	(12,817)
Cash, cash equivalents and restricted cash at beginning of year	16,518	29,335
Cash, cash equivalents and restricted cash at end of year	$38,491	$16,518
Supplemental disclosures:
Property and equipment in accounts payable	$—	$10
Unrealized loss on marketable securities	$(27)	$(188)
Offering costs in accounts payable and accrued expenses and other current liabilities	$234	$—

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $683.1 million as of December 31, 2025. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

At December 31, 2025, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $106.4 million and the Company believes these funds will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company views and manages its operations as a single operating segment. See Note 9 - Segments for further details.

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

Restricted cash comprises a letter of credit for the benefit of the landlord in connection with the Company’s Chestnut Run Lease. See Note 8 - Commitments for further details.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$35,256	$12,474
Restricted cash	3,235	4,044
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$38,491	$16,518

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Marketable Securities

The Company’s marketable securities consist of investments in corporate debt securities and United States ("U.S") government debt securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities that are available for use in current operations as current assets on the balance sheets.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company's lease for office and laboratory space located in Wilmington, DE is classified as an operating lease. The lease results in an operating right-of-use (ROU) asset, a current operating lease liability, and a non-current operating lease liability in the balance sheet and has a remaining lease term of approximately 11 years. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Comprehensive loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss for the years ended December 31, 2025 and 2024 comprised net loss and unrealized gain or loss on marketable securities.

Revenue Recognition

The Company recognizes revenue under Accounting Standard Codification 606 – Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company's revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as it satisfies each performance obligation.

The Company evaluates all promised goods and services within a customer contract and determines which goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract.

The transaction price is determined based on the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company recognizes a liability when the Company has received payment but has not yet satisfied the related performance obligations. See note 8 for a full discussion of the Company's revenue contracts. The following table summarizes the changes in deferred revenue:

Year Ended December 31,
(in thousands)	2025
Beginning balance	$-
Deferral of revenue	35,532
Recognition of unearned revenue	-
Ending balance	$35,532

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Grant Income and Research and Development Tax Credits

The Company recognizes grants related to income and Delaware research and development tax credits in other income, net in the statements of operations when the necessary qualifying conditions, as stated in the agreements, are met and all contingencies have been resolved. For the years ended December 31, 2025 and 2024, the Company recorded other income related to these items of $1.2 million and $2.5 million, respectively. The Company recognizes grants related to assets as deferred income which is included in the balance sheet as other liabilities. The deferred income is then recognized as grant income over the useful life of the related assets.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits of employees, and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors, such as clinical research organizations ("CROs") and clinical manufacturing organizations, and other direct and indirect costs.

The Company accrues an expense or records a prepaid for preclinical studies and clinical trial activities performed by CROs and vendors based upon estimates of the proportion of work completed. These estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Unvested restricted stock units	220,500	56,250
Stock options	14,727,692	14,212,538
	14,948,192	14,268,788

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

Emerging Growth Company Status

The Company is no longer an emerging growth company as of December 31, 2025 and, as a result, is no longer able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies. However, we still qualify as a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements and other obligations.

Recently adopted accounting guidance

In December 2023, the FASB issued ASU Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 on January 1, 2025 and incorporated the improved income tax disclosures in Note 12, Income Taxes.

Accounting guidance not yet adopted

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

4. Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2025 and 2024.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
December 31, 2025:
Marketable securities
Corporate debt securities	$31,044	$—	$(17)	$31,027
U.S. government securities	36,908	23	—	36,931
Total	$67,952	$23	$(17)	$67,958
December 31, 2024:
Marketable securities
Corporate debt securities	$70,059	$44	$(27)	$70,076
U.S. government securities	51,046	18	—	51,064
Total	$121,105	$62	$(27)	$121,140

The Company’s marketable securities generally have contractual maturity dates of 13 months or less. As of December 31, 2025, the Company had 14 securities with a total fair market value of $33.1 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its marketable securities to maturity.

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2025:
Assets:
Cash equivalents
Money market funds	$21,620	$—	$—
U.S. government securities	—	12,461	—
Marketable securities
Corporate debt securities	—	31,027	—
U.S. government securities	—	36,931	—
Total	$21,620	$80,419	$—

December 31, 2024:
Assets:
Cash equivalents (Money Market Funds)	$11,246	$—	$—
Marketable securities
Corporate debt securities	—	70,076	—
U.S. government securities	—	51,064	—
Total	$11,246	$121,140	$—

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Lab equipment	$7,931	$7,920
Leasehold improvements	1,706	1,700
IT equipment	505	505
Furniture and fixtures	1,900	1,900
	12,042	12,025
Less accumulated depreciation	(6,929)	(5,258)
Property and equipment, net	$5,113	$6,767

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Compensation and related benefits	$7,138	$9,022
Research and development	4,430	5,416
Other	965	771
	$12,533	$15,209

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises includes approximately 81,000 rentable square feet and has an initial term of 162 months with 3 five-year extension options and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2025. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In April 2024, the Company entered into a 12 month finance lease for equipment. The final payment under the agreement was made in April 2025.

Lease cost for each year ended December 31, 2025 and 2024, was $4.4 million, including $0.2 million of short-term lease cost.

In November 2025, the Company entered into a sublease agreement with a counterparty to sublease approximately 20,000 square feet of the Chestnut Run Lease. The sublease began in December 2025 and continues through November 2027. The sublessee has three options to extend the sublease for one year each.

The Company analyzed the sublease under ASC Topic 842, Leases ("ASC 842"), and concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the Chestnut Run Lease. The Company will continue to account for the Chestnut Run Lease as a lessee and in the same manner as prior to the execution of Sublease Agreement. The Company accounted for the sublease agreement as the lessor, and concluded the sublease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. The Company's sublease income was immaterial during the year ended December 31, 2025.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Supplemental balance sheet and other information related to our operating and finance leases as of December 31, 2025 and 2024 were as follows:

(in thousands)
Leases	Classification	December 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$27,165	$28,699
Finance	Property and equipment, net	-	523
Total leased assets		$27,165	$29,222
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,744	$2,492
Finance	Current liabilities, finance lease liability	-	208
Non-Current:
Operating	Operating lease liability	15,045	15,325
Total lease liabilities		$17,789	$18,025

Weighted-average discount rate
Operating lease		15.0%	15.0%
Finance lease		0.0%	10.5%
Weighted-average remaining lease term (years)
Operating lease		11.4	12.4
Finance lease		-	0.3

Supplemental cash flow information related to our leases for the twelve months ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$2,708	$1,583
Operating cash flows from finance lease	5	30
Financing cash flows from finance lease	208	395
Non-cash transaction
Right-of-use asset obtained in exchange for lease obligations:
Finance lease	-	603

As of December 31, 2025 future minimum annual lease payments for operating lease are as follows:

(in thousands)	Operating lease
2026	$2,973
2027	3,048
2028	3,124
2029	3,202
2030	3,282
Thereafter	23,093
Total undiscounted lease payments	38,722
Less imputed interest	(20,933)
Lease liability	$17,789

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company paid a security deposit in the form of a letter of credit of $4.0 million which is included in the accompanying balance sheet as restricted cash. The letter of credit was reduced during the third quarter of 2025 and as of December 31, 2025 the balance was $3.2 million. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

In connection with the Company’s expansion of operations in the State of Delaware, the Company was approved for two grants from the State of Delaware in 2021 and 2022 totaling $3.4 million for the development of lab space. The Company has met the minimum requirements stated in the grant agreement in order to not be required to pay back any portion of the $3.4 million disbursed unless the Company leaves the State of Delaware within five years of disbursement. The Company deferred the recognition of these grant funds as they relate to capitalized costs and has classified them as long-term liabilities in the accompanying balance sheet. The Company recognizes the grant funds in other income over the length of the lease term. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million of other income related to this grant.

Employment Agreements

The Company entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match with a maximum amount of 3% of the participant’s compensation. During the years ended December 31, 2025 and 2024 the Company made matching contributions of $0.7 million and $0.8 million, respectively.

Exclusive Option Agreement

On November 3, 2025, the Company entered into an Exclusive Option Agreement (the “Option Agreement”) with Incyte to acquire the Company’s mutative selective JAK2V617F JH2 inhibitor program (the “Program”) for patients with myeloproliferative neoplasms.

Under the Option Agreement, Incyte received an exclusive option to acquire the Company’s entire right, title, and interest in and to certain assets, properties, and rights related to the Program, including the Company’s library of preclinical candidates (collectively, the “Transferred Assets”) by way of an Asset Purchase Agreement (the "APA"). The Company is continuing to advance the Program. At any time commencing on the effective date of the Option Agreement until the later of (a) 30 days after the Company’s delivery of the investigational new drug ("IND") ready data package or (b) 15 months after the effective date of the Option Agreement (which 15 month period shall automatically toll for the Company to deliver the IND-ready package but such tolling will not exceed 3 months unless otherwise agreed by the parties) (the “Option Period”), Incyte may elect to exercise its exclusive option to acquire the Program and associated assets from the Company pursuant to the APA for $100 million. The Company received an initial upfront payment of $35 million in cash from the Option Agreement. Under the APA, the Company would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction could reach up to $910 million.

Concurrently with the Option Agreement, the Company entered into a securities purchase agreement with Incyte (the “Securities Purchase Agreement”), pursuant to which Incyte purchased 6,250,000 shares (the “Shares”) of the Company’s non-voting common stock at a price of $4.00 per share for gross proceeds of $25.0 million. Pursuant to the Company’s amended and restated certificate of incorporation and subject to the non-voting common stock beneficial ownership limitation, Incyte may elect to convert the Shares into voting shares and in December 2025, Incyte converted 4,372,124 of the Shares into voting shares, making them a related party under SEC regulations. Because the Option Agreement and Securities Purchase Agreement were entered into at the same time and negotiated as single commercial package, the Company accounted for the agreements as a single contract under ASC 606. Based on this exercise, the consideration in the Option Agreement plus any excess consideration paid over the fair value of the equity issued to Incyte is a component of transaction price. In determining the fair value of the common stock issued to Incyte, the Company considered the closing price of the

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

common stock on the date of the transaction, which was $3.98 per share, which resulted in a premium paid by Incyte of $0.02 per share, or $0.1 million (“Equity Premium”). The remaining $24.9 million was recorded as an issuance of common stock in stockholders’ equity.

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

The Company first evaluated whether the arrangement meets the definition of a derivative or contains any embedded derivatives under ASC 815, Derivatives and Hedging. Although the arrangement includes underlying IP‑related value, it qualifies for the scope exception as prescribed by ASC 815-10-15-59(b). The Company next evaluated whether the arrangement represents a funded research and development arrangement under ASC 730, Research and Development. The payments received by Prelude are non-refundable, and there is no contractual requirement, guarantee, or other provision that would require the Company to repay any of the funds received from Incyte. The Company also concluded that any presumption that there is an obligation to repay the funds received due to the subsequent related party relationship with Incyte is overcome, and therefore the agreements are not within the scope of ASC 730-20. The Company also concluded that the agreements are not within the scope of ASC 808, Collaborative Arrangements. The Company assessed the Option Agreement in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that Incyte is a customer in the context of the Option Agreement. The Option Agreement includes the transfer of the following goods or services: (i) to conduct research and development activities related to the Program and (ii) Incyte's exclusive option to acquire the Company’s entire right, title, and interest in and to certain assets, properties, and rights related to the Program. The Company determined that the exclusive option granted was not a material right and, thus, not a performance obligation.

The Company determined that the transaction price totaled $35.1 million, which includes the $35 million upfront cash payment received and the Equity Premium. The Company allocated $35.1 million to its performance obligations to conduct research and development activities related to the Program. The Company will recognize revenue related to the Option Agreement over time as the performance obligations are satisfied using an inputs approach, by applying actual expenses against total budgeted costs. As of December 31, 2025, $32.4 million of the upfront payment was included in deferred revenue within the balance sheets which the Company estimates will be recognized within thirteen months from year-end. The Company recognized $2.6 million in revenue related to the Option Agreement during the year ended December 31, 2025.

Research Collaboration Agreement

In 2023, the Company entered into a multi-year, multi-program agreement with AbCellera Biologics Incorporated ("AbCellera") to jointly discover, develop, and commercialize novel degrader antibody conjugates (“DACs”) for up to five programs (the "Collaboration Agreement"). Under the terms of the agreement, AbCellera will lead manufacturing activities and the Company will lead clinical development and global commercialization, subject to AbCellera’s option to co-promote any resulting commercial products in the United States. The Company concluded that the Collaboration Agreement with AbCellera will be accounted for under the scope of ASC 808, Collaborative Arrangements, as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards. Costs related to the AbCellera collaboration were not material for the years ended December 31, 2025 and 2024.

In August 2025 the Company amended its collaboration with AbCellera (the "Amended Agreement"), and in October 2025, the Company further expanded the collaboration ("the Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of the Company’s degrader payloads to independently discover, develop and commercialize a select number of DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and the Company is not responsible for any additional financial responsibilities or go forward development costs associated with those programs. The Company received an upfront non-refundable payment from AbCellera of $6.5 million upon signing the Amended Agreement and an upfront non-refundable payment of $6.0 million upon signing of the Expanded License Agreement. For the additional licensed DACs, the Company is also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original Collaboration Agreement, whereunder the

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

The Company assessed the Amended Agreement signed in accordance with ASC 606, Revenue from Contracts with Customer, and concluded that AbCellera is a customer in the context of the Amended Agreement. The Amended Agreement required the Company to transfer certain intellectual property and related know-how to AbCellera which represented the only performance obligation in the Amended Agreement and was satisfied at a point in time, when the intellectual property and related know-how were transferred to AbCellera during the third quarter of 2025. Accordingly, the Company recognized revenue of $6.5 million during the year ended December 31, 2025 related to the Amended Agreement.

The Company assessed the Expanded Agreement signed in accordance with ASC 606 and concluded that AbCellera is a customer in the context of the Expanded Agreement. The Company determined the promised goods and services included discovering degrader payloads and granting the licenses to the payloads to AbCellera for them to use to research, develop, and commercialize products related to each of the initial targets mutually agreed upon. Each of these licenses is distinct, as AbCellera can derive benefit from each license independent of any other payload. Accordingly, the license to each of the payloads selected by AbCellera represents a separate performance obligation. The delivery of the licenses were the only performance obligations identified in the Expanded Agreement. The transaction price was determined to consist of the upfront payment of $6.0 million. The Company allocated the transaction price equally across the licenses, as the estimated standalone selling price of each license was equal. Each performance obligation will be fully satisfied at the point in time when the license is transferred to AbCellera. For the year ended December 31, 2025, the Company recognized revenue of $3.0 million in the statement of operations related to the licenses that were transferred to AbCellera during the year. As of December 31, 2025, the remaining $3.0 million of the upfront payment was included in deferred revenue within the balance sheets. The Company estimates the remaining performance obligations will be completed in the second half of 2026.

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

The transaction price was allocated to the performance obligations based upon their relative standalone selling prices, which were estimated for (i) the exclusive license and know-how and materials at $3.0 million using an adjusted market approach and (ii) execution of a quality agreement pursuant to which the Company transferred title to certain API at $4.0 million using a cost plus margin approach.

With respect to the accounting principles identified above, each performance obligation was recognized at a point in time. The Company determined that the performance obligation for the license and transfer of related know-how and materials was fully satisfied when the license was granted and key know-how and materials were transferred to Pathos as that was the point at which Pathos can fully use and benefit from the license to PRT811. The performance obligation for the execution of a quality agreement pursuant to which the Company transferred title to certain API was satisfied when the legal

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

title to the API was transferred. During 2024, the Company satisfied both performance obligations, resulting in $7.0 million of revenue recognized in the statement of operations for the year ended December 31, 2024.

Other Research and Development Arrangements

The Company enters into agreements with CROs to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Segments

The Company currently operates as one operating business segment focused on developing innovative medicines in areas of high unmet need for cancer patients. The Company's determination that it operates as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker ("CODM") for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the statement of operations and comprehensive loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not recognized any revenue from product sales, and the Company does not expect to generate any revenue from product sales in the foreseeable future. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and to make decisions about the allocation of resources, along with cash forecast models.

The following tables summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024. Included in Other are programs such as PRT2527, PRT1419, and PRT3645.

	Year ended December 31,
(in thousands)	2025	2024
Revenue from license agreement	$12,140	$7,000

Operating expenses:
Research and development
PRT3789	$13,461	$20,173
PRT7732	9,145	9,195
Discovery programs, including JAK2V617F, KAT6A and mCALR	12,129	13,856
Other	3,475	12,940
General costs, including personnel related	56,090	61,831
Total research and development	94,300	117,995
General and administrative	22,406	28,719
Total operating expenses	$116,706	$146,714
Loss from operations	(104,566)	(139,714)
Other income, net	5,068	12,541
Net loss	$(99,498)	$(127,173)

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

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

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

Pre-funded warrants

There were 1,300,000 pre-funded warrants exercised during the year ended December 31, 2025. There were no pre-funded warrants exercised during the year ended December 31, 2024. As of December 31, 2025, there were 19,532,188 pre-funded warrants outstanding.

Shelf Registration Statements

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. As of December 31, 2025, there was $400.0 million remaining under the 2024 Shelf Registration Statement.

Open Market Sales Agreement

In March 2023, in connection with filing a prospectus supplement to its 2021 Shelf Registration Statement, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75.0 million. In November 2024, the 2021 Shelf Registration Statement expired with respect to the shares to be sold under the Sales Agreement. Accordingly, the Company will need to register the $75.0 million of common stock that may be issued and sold pursuant to the Sales Agreement on a subsequent registration statement before any future sales are permitted. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At December 31, 2025, there was $75.0 million remaining under the Sales Agreement.

11. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”) and as of December 31, 2025, 7,449,465 shares were available for future grants. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 3,147,681 shares were added to the Plan. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$6,938	$12,134
General and administrative	4,975	9,211
	$11,913	$21,345

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Stock Options

The following table summarizes stock option activity for the Plan in the years indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2024	11,898,446	$10.60	7.77
Granted	3,922,800	$4.40
Exercised	(14,955)	$3.98
Forfeited	(1,593,753)	$9.09
Outstanding at December 31, 2024	14,212,538	$9.07	7.30
Granted	3,791,285	$1.12
Exercised	(12,315)	$1.26
Forfeited	(3,263,816)	$6.11
Outstanding at December 31, 2025	14,727,692	$7.68	6.80
Exercisable at December 31, 2025	9,532,796	$10.37	5.85

The aggregate intrinsic value of options exercised was immaterial during the years ended December 31, 2025 and 2024. At December 31, 2025, the aggregate intrinsic value of outstanding options and exercisable options was $7.5 million and $2.0 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2025 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $1.66	3,360,636	8.62	$1.12	276,555	$1.22
$1.67 - $4.67	4,425,284	6.68	3.50	2,961,943	3.06
$4.68 - $11.72	3,876,187	6.75	7.31	3,228,713	7.40
$11.73 - $88.98	3,065,585	5.04	21.38	3,065,585	21.38
	14,727,692			9,532,796

The weighted-average grant date fair value of options granted was $0.83 and $3.25 per share for the years ended December 31, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $11.6 million and $20.8 million for the years ended December 31, 2025 and 2024, respectively, related to stock options. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $9.5 million, which the Company expects to recognize over a weighted-average period of 1.8 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2025	2024
Expected volatility	86.54%	84.96%
Risk-free interest rate	4.27%	4.19%
Expected life (in years)	6.00	6.05
Expected dividend yield	—	—

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Restricted Stock Units

The Company issues restricted stock units (“RSU”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted- average grant date fair value
Outstanding at January 1, 2024	103,750	$6.16
Vested	(42,500)	$6.44
Forfeited	(5,000)	$18.32
Outstanding at December 31, 2024	56,250	$4.86
Granted	349,500	$1.11
Vested	(37,500)	$4.86
Forfeited	(147,750)	$1.11
Outstanding at December 31, 2025	220,500	$1.43

The Company recorded stock-based compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, related to RSUs. At December 31, 2025 the total unrecognized expense related to the RSUs was $0.2 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which as of December 31, 2025 had 2,308,269 shares of common stock reserved for future issuance. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 629,536 shares were added to the ESPP.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, related to the ESPP.

12. Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded a provision for income taxes of $0.

The Company's loss before income taxes in the United States ("U.S.") for the years ended December 31, 2025 and 2024 was $99.5 million and $127.2 million, respectively. The Company has no foreign operations.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The Company adopted ASU 2023-09 prospectively in the 2025 reporting period. The prior year rate reconciliation presentation has not been recast and is, therefore, not comparable to the current year presentation. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 is as follows (in millions, except for percentages):

	Year ended December 31,
	2025		2024
U.S. federal statutory income tax rate	$(20,894)	21.0%	21.0%
State and local income taxes, net of federal income tax effect (1)	-	-	6.6
Tax credits
Federal research and development	(4,531)	4.6	2.4
Changes in valuation allowance	23,218	(23.4)	(27.5)
Nontaxable or nondeductible items
Other permanent differences	833	(0.8)	(1.0)
Other adjustments
Share-based compensation	1,374	(1.4)	(1.5)
Effective tax rate	$-	-%	-%

(1) Greater than 50% of the state and local taxes, net of federal income tax effect, is attributable to the State of Delaware.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$112,873	$81,520
Research and development credits	28,199	23,668
Research and development capitalization	41,784	59,341
Stock-based compensation	15,709	15,312
Accrued expenses and other	13,064	2,783
Lease liabilities	4,961	5,033
Gross deferred tax assets	216,590	187,657
Less: valuation allowance	(211,904)	(182,642)
Total deferred tax asset	4,686	5,015
Deferred tax liability
Right-of-use assets	(4,304)	(4,595)
Depreciation	(382)	(420)
Total deferred tax liabilities	(4,686)	(5,015)
Net deferred tax assets	$—	$—

The deferred tax assets, net of valuation allowance of $4.7 million and $5.0 million as of December 31, 2025 and 2024, respectively, primarily consists of net operating loss, tax credit carryforwards and capitalized research and development expenses for income tax purposes. As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company's research and development expenditures were capitalized, resulting in a deferred tax asset. As amended by the One Big Beautiful Bill Act (OBBBA), effective July 2025, the Company’s current year US research and development expenditures were deducted resulting in a reduction of the capitalized R&D deferred tax asset. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $29.3 million and $35.0 million during the years ended December 31, 2025 and 2024, respectively, as it was more likely than not that such tax benefits will not be realized.

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

The following table summarizes carryforwards of federal and state net operating losses (“NOL”) and research tax credits:

	December 31,
(in thousands)	2025	2024
NOL carryforwards - Federal	$432,626	$292,193
NOL carryforwards - State	320,831	293,621
Research tax credits - Federal	28,166	23,634
Research tax credits - State	43	43

At December 31, 2025, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $432.6 million and federal tax credit carryforwards of $28.2 million. The NOL carryforwards begin expiring in 2036 for federal and Delaware state income tax purposes; however, all federal, Delaware state, and Kansas state NOL carryforwards generated subsequent to January 1, 2018, can be carried forward indefinitely. The NOL carryforwards begin expiring in 2037 and 2042 for Tennessee and Massachusetts, respectively. As of December 31, 2025, the Company also had federal and Delaware research and development tax credit carryforwards of $28.2 million and $43 thousand, respectively, that will begin to expire in 2039 and 2031, respectively, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether ownership changes have occurred since inception. Delaware state NOLs may also be limited.

As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to NOL and tax credit carry-forwards that remain unutilized, income tax returns for all tax years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

During the years ended December 31, 2025 and 2024, the Company did not have any significant income taxes paid.

13. Workforce Reduction

During 2025, the Company reduced its workforce by approximately 27% of full-time employees to align its resources with its ongoing clinical and preclinical programs. The one-time severance costs related to the workforce reductions were $1.3 million, of which $1.2 million and $0.1 million are included within research and development and general and administrative expense, respectively, in the accompanying statement of operations.

The following table summarizes the activity recorded in connection with the reduction in workforce for the year ended December 31, 2025 within accrued expenses and other current liabilities on the balance sheet:

(in thousands)	Amount accrued at December 31, 2024	Charges	Amount Paid	Adjustments	Amount accrued at December 31, 2025
Workforce reduction	$-	1,322	(611)	-	$711

PRELUDE THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS — Continued

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)
Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Prelude Therapeutics Incorporated.	10-Q	001-39527	3.1	August 14, 2025

3.2	Amended and Restated Bylaws of Prelude Therapeutics Incorporated.	8-K	001-39527	3.1	January 23, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-248628	4.1	September 16, 2020

4.2	Amended and Restated Investors’ Rights Agreement, dated August 21, 2020, by and among Prelude Therapeutics Incorporated and certain of its stockholders	S-1	333-248628	4.2	September 4, 2020

4.3	Form of Registration Rights Agreement, by and among Prelude Therapeutics Incorporated and certain of its stockholders.	S-1	333-251874	4.3	January 4, 2021

4.4	Form of Amended and Restated Registration Rights Agreement by and among Prelude Therapeutics Incorporated and certain Investors.	10-K	001-39527	4.4	February 15, 2024

4.5	Description of Voting Common Stock Registered Under Section 12 of the Securities Exchange Act of 1943, as amended.	10-K	001-39527	4.5	February 15, 2024

4.6	Form of Pre-Funded Warrant	8-K	001-39527	4.1	May 19, 2023

4.7	Form of Pre-Funded Warrant	8-K	001-39527	4.1	December 11, 2023

10.1+	Form of Indemnification Agreement with directors and officers.	S-1	333-248628	10.1	September 4, 2020

10.2+	2016 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-248628	10.2	September 4, 2020

10.3+	2020 Equity Incentive Plan and forms of award agreements.	S-1/A	333-248628	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-248628	10.4	September 21, 2020

10.5+	Executive Employment Agreement, dated December 30, 2020, by and between the Prelude Therapeutics Incorporated and Krishna Vaddi.	S-1	333-251874	10.6	January 4, 2021

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.6+	Executive Employment Agreement, dated December 19, 2020, by and between Prelude Therapeutics Incorporated and Peggy Scherle	10-K	001-39527	10.7	March 17, 2022

10.7+	Amended Executive Employment Agreement, dated February 4, 2025, by and between Prelude Therapeutics Incorporated and Bryant Lim.	10-K	001-39527	10.7	March 10, 2025

10.8††	Single-Tenant Triple Net Lease, dated September 13, 2021, by and between Prelude Therapeutics Incorporated and Crisp Partners, LLC.	10-K	001-39527	10.11	March 17, 2022

10.09††	First Amendment to Single-Tenant Triple Net Lease, dated November 15, 2021, by and between the Prelude Therapeutics Incorporated and Crisp Partners, LLC.	10-K	001-39527	10.12	March 17, 2022

10.10††	Second Amendment to Single-Tenant Triple Net Lease, dated August 8, 2022, by and between Prelude Therapeutics Incorporated and CRISP Partners LLC.	10-Q	001-39527	10.1	November 14, 2022

10.11	Open Market Sale Agreement SM, dated March 15, 2023, by and between Prelude Therapeutics Incorporated and Jefferies LLC.	8-K	001-39527	1.1	March 15, 2023

10.12	Form of Securities Purchase Agreement by and among Prelude Therapeutics Incorporated and certain Investors.	10-K	001-39527	10.13	February 15, 2024

10.13††	Exclusive Option Agreement, dated November 3, 2025, by and between Prelude Therapeutics Incorporated and Incyte Corporation					X

10.14	Registration Rights Agreement, dated November 10, 2025, by and between Prelude Therapeutics Incorporated and Incyte Corporation					X

10.15††	Consulting Agreement dated November 3, 2025 by and between Prelude Therapeutics Incorporated and Jane Huang					X

19	Insider Trading Policy	10-K	001-39527	19	March 10, 2025

21.1	Subsidiaries of Prelude Therapeutics Incorporated.	10-K	001-39527	21.1	February 15, 2024

23.1	Consent of Ernst and Young LLP, an independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy of Prelude Therapeutics Incorporated	10-K	001-39527	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

PRELUDE THERAPEUTICS INCORPORATED

Date: March 10, 2026	By:	/s/ Krishna Vaddi
Krishna Vaddi, Ph.D
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vaddi Krishna Vaddi, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2026

/s/ Bryant Lim Bryant Lim	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2026

/s/ Paul A. Friedman	Chairman and Director	March 10, 2026
Paul A. Friedman, M.D.

/s/ Martin Babler	Director	March 10, 2026
Martin Babler

/s/ Katina Dorton	Director	March 10, 2026
Katina Dorton

/s/ David P. Bonita	Director	March 10, 2026
David P. Bonita, M.D.

/s/ Paul Scherer	Director	March 10, 2026
Paul Scherer, M.D.

/s/ Victor Sandor	Director	March 10, 2026
Victor Sandor, M.D.C.M.