Form 10-Q
period 2026-03-31
Prelude Therapeutics Inc
filed 2026-05-12
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 79,645,307 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,756	$35,256
Marketable securities	59,798	67,958
Prepaid expenses and other current assets	3,039	2,478
Total current assets	84,593	105,692
Restricted cash	3,235	3,235
Property and equipment, net	4,722	5,113
Right-of-use asset	26,778	27,165
Prepaid expenses and other non-current assets	314	110
Total assets	$119,642	$141,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,069	$3,983
Accrued expenses and other current liabilities	5,938	12,533
Deferred revenue	30,952	33,734
Operating lease liability	2,761	2,744
Total current liabilities	41,720	52,994
Deferred revenue, net of current portion	—	1,798
Other liabilities	2,779	2,841
Operating lease liability	14,960	15,045
Total liabilities	59,459	72,678
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 48,290,087 and 48,225,493 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Non-voting common stock, $0.0001 par value: 112,850,259 shares authorized; 14,728,135 shares issued and outstanding at both March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	753,664	751,684
Accumulated other comprehensive (loss) income	(41)	8
Accumulated deficit	(693,446)	(683,061)
Total stockholders’ equity	60,183	68,637
Total liabilities and stockholders’ equity	$119,642	$141,315

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Revenue	$4,580	$—

Operating expenses
Research and development	13,601	28,816
General and administrative	5,156	5,790
Total operating expenses	18,757	34,606
Loss from operations	(14,177)	(34,606)
Other income, net	3,792	2,521
Net loss	$(10,385)	$(32,085)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.13)	$(0.42)
Weighted average common shares outstanding, basic and diluted	82,519,981	75,986,281
Comprehensive loss:
Net loss	$(10,385)	$(32,085)
Unrealized loss on marketable securities, net of tax	(49)	(23)
Comprehensive loss	$(10,434)	$(32,108)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2026	48,225,493	$5	14,728,135	$1	$751,684	$8	$(683,061)	$68,637
Issuance of common stock upon vesting of RSUs, net of 21,426 shares withheld for employee taxes	64,594	—	—	—	(20)	—	—	(20)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	2,000	—	—	2,000
Net loss	—	—	—	—		—	(10,385)	(10,385)
Balance at March 31, 2026	48,290,087	$5	14,728,135	$1	$753,664	$(41)	$(693,446)	$60,183

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2025	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459
Issuance of common stock upon vesting of RSUs, net of 3,859 shares withheld for employee taxes	5,516	—	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of prefunded warrants	1,299,827	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	—	—	3,832	—	—	3,832
Net loss	—	—	—	—	—	—	(32,085)	(32,085)
Balance at March 31, 2025	43,604,202	$4	12,850,259	$1	$718,809	$12	$(615,648)	$103,178

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(10,385)	$(32,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	435
Noncash lease expense	387	384
Stock-based compensation	2,000	3,832
Amortization of premium and discount on marketable securities, net	(388)	79
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(561)	(1,048)
Accounts payable	(1,879)	(1,910)
Deferred revenue	(4,580)	—
Accrued expenses and other liabilities	(6,602)	(3,968)
Operating lease liabilities	(68)	50
Net cash used in operating activities	(21,685)	(34,231)
Cash flows provided by investing activities:
Purchases of marketable securities	—	(9,463)
Proceeds from maturities of marketable securities	8,499	71,696
Purchases of property and equipment	—	(47)
Net cash provided by investing activities	8,499	62,186
Cash flows used in financing activities:
Payment of withholding taxes related to stock-based compensation to employees	(51)	(5)
Payment of offering costs	(294)	—
Proceeds from issuance of common stock in connection with the exercise of stock options	31	—
Principal payments on finance lease liabilities	—	(155)
Net cash used in financing activities	(314)	(160)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,500)	27,795
Cash, cash equivalents, and restricted cash at beginning of period	38,491	16,518
Cash, cash equivalents, and restricted cash at end of period	$24,991	$44,313

Supplemental disclosures of non-cash activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$19
Unrealized loss on marketable securities	$(49)	$(23)
Offering costs in accounts payable and accrued expenses and other current liabilities	$144	$—

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $693.4 million as of March 31, 2026. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

At March 31, 2026, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $84.8 million.

Subsequent to March 31, 2026, the Company sold 16,611,014 shares of its voting common stock at a price of $4.44 per share and pre-funded warrants to purchase up to 3,659,252 shares of its common stock at a price of $4.4399 per pre-funded warrant, resulting in gross proceeds of approximately $90.0 million (the "April Offering"). See Note 13 - Subsequent Events for additional information. Based on preliminary estimates, the Company believes these funds will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

3. Summary of significant accounting policies

The complete summary of significant accounting policies included in the Company’s financial statements for the year ended December 31, 2025 can be found in “Note 3. Summary of significant accounting policies” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income Taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2026 and December 31, 2025.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$21,756	$35,256
Restricted cash	3,235	3,235
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$24,991	$38,491

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

Revenue Recognition

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company's revenue recognition analysis consists of the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

The Company evaluates all promised goods and services within a customer contract and determines which goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract.

The transaction price is determined based on the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company recognizes a liability when the Company has received payment but has not yet satisfied the related performance obligations. See Note 9 - Exclusive Option Agreement and Collaboration Agreements for a full discussion of the Company's revenue contracts. The following table summarizes the changes in deferred revenue:

Three Months Ended March 31,
(in thousands)	2026
Beginning balance	$35,532
Deferral of revenue	-
Recognition of unearned revenue	(4,580)
Ending balance	$30,952

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Unvested restricted stock units	439,080	384,875
Stock options	17,687,713	16,639,068
Employee stock purchase plan	34,144	249,570
	18,160,937	17,273,513

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

Accounting guidance not yet adopted

In November 2024, the FASB issued ASU Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this ASU Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on the financial statements and related disclosures.

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
March 31, 2026
Marketable securities:
Corporate debt securities	$27,606	$—	$(37)	$27,569
U.S. government securities	32,233	—	(4)	32,229
Total marketable securities	$59,839	$—	$(41)	$59,798

December 31, 2025

Marketable securities:
Corporate debt securities	$31,044	$—	$(17)	$31,027
U.S. government securities	36,908	23	—	36,931
Total marketable securities	$67,952	$23	$(17)	$67,958

The Company’s marketable securities generally have contractual maturity dates of 10 months or less. As of March 31, 2026, the Company had 22 securities with a total fair market value of $52.3 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to market factors. Furthermore, the Company believes it is more likely than not that it will be able to hold its marketable securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its marketable securities at maturity and an allowance for credit losses was not recognized.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2026
Assets
Cash equivalents
Money market funds	$19,956	$—	$—
Marketable securities:
Corporate debt securities	—	27,569	—
U.S. government securities	—	32,229	—
Total marketable securities	—	59,798	—
Total financial assets	$19,956	$59,798	$—

December 31, 2025
Assets
Cash equivalents
Money market funds	$21,620	$—	$—
U.S. government securities	—	12,461	—
Marketable securities:
Corporate debt securities	—	31,027	—
U.S. government securities	—	36,931	—
Total marketable securities	—	67,958	—
Total financial assets	$21,620	$80,419	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Compensation and related benefits	$2,534	$7,138
Research and development	2,493	4,430
Other	911	965
	$5,938	$12,533

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

Shelf Registration Statements

In May 2024, the Company filed a shelf registration statement (the "2024 Shelf Registration Statement") with the SEC for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration Statement was declared effective on June 10, 2024. The 2024 Shelf Registration Statement expires in May 2027, and as of March 31, 2026, there was $400.0 million remaining under the 2024 Shelf Registration Statement. See Note 13 - Subsequent Events for additional information on the April Offering.

Open Market Sales Agreement

In March 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock. In accordance with the terms of the Sales Agreement on March 12, 2026, the Company filed a prospectus supplement under its 2024 Shelf Registration Statement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time through Jefferies acting as sales agent.

The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. At March 31, 2026, there was $25.0 million remaining under the Sales Agreement.

Pre-funded warrants

There were no pre-funded warrants exercised during the three months ended March 31, 2026 and 1,300,000 pre-funded warrants exercised during the three months ended March 31, 2025. As of March 31, 2026 there were 19,532,188 pre-funded warrants outstanding. See Note 13 - Subsequent Events for additional information on the April Offering.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises include approximately 81,000 rentable square feet and expires in May 2037, subject to the Company's option to extend the term of the lease by up to 3 five-year terms and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of March 31, 2026. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In November 2025, the Company entered into a sublease agreement with a counterparty to sublease approximately 20,000 square feet of the Chestnut Run Lease. The sublease began in December 2025 and continues through November 2027. The sublessee has three options to extend the sublease for one year each.

The Company analyzed the sublease under ASC Topic 842, Leases ("ASC 842"), and concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the Chestnut Run Lease. The Company will continue to account for the Chestnut Run Lease as a lessee and in the same manner as prior to the execution of the sublease agreement. The Company accounted for the sublease agreement as the lessor, and concluded the sublease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. The Company's sublease income was $143 thousand for three months ended March 31, 2026.

The Company's operating lease costs for each of the three months ended March 31, 2026 and 2025 was $1.1 million.

Supplemental balance sheet and other information related to our operating and finance leases as of March 31, 2026 and December 31, 2025 were as follows:

(in thousands)
Leases	Classification	March 31, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets	$26,778	$27,165
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,761	$2,744
Non-Current:
Operating	Operating lease liability	14,960	15,045
Total lease liabilities		$17,721	$17,789

Weighted-average discount rate
Operating lease		15.0%	15.0%
Weighted-average remaining lease term (years)
Operating lease		11.2	11.4

Supplemental cash flow information related to our leases for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$734	$620
Operating cash flows from finance lease	-	4
Financing cash flows from finance lease	-	155

Future minimum annual lease payments for operating and finance lease at March 31, 2026 are as follows:

(in thousands)	Operating lease
2026 (remaining)	$2,239
2027	3,048
2028	3,124
2029	3,202
2030	3,282
2031	3,364
Thereafter	19,729
Total undiscounted lease payments	37,988
Less imputed interest	(20,267)
Lease liability	$17,721

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit, the balance of which is $3.2 million as of March 31, 2026 and is included in the accompanying balance sheet as restricted cash. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

Employment Agreements

The Company has employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For each of the three months ended March 31, 2026 and 2025, the Company made matching contributions of $0.1 million and $0.2 million, respectively.

Other Research and Development Arrangements

The Company enters into agreements with CROs to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company.

9. Exclusive Option Agreement and Collaboration Agreements

Exclusive Option Agreement

On November 3, 2025, the Company entered into an Exclusive Option Agreement (the “Option Agreement”) with Incyte to acquire the Company’s mutative selective Janus Kinase 2 ("JAK2") V617F JH2 inhibitor program (the “Program”) for patients with myeloproliferative neoplasms.

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

Concurrently with the Option Agreement, the Company entered into a securities purchase agreement with Incyte (the “Securities Purchase Agreement”), pursuant to which Incyte purchased 6,250,000 shares (the “Shares”) of the Company’s non-voting common stock at a price of $4.00 per share for gross proceeds of $25.0 million. Pursuant to the Company’s amended and restated certificate of incorporation and subject to the non-voting common stock beneficial ownership limitation, Incyte may elect to convert the Shares into voting shares and in December 2025, Incyte converted 4,372,124 of the Shares into voting shares, making them a related party under Securities and Exchange Commission regulations. Because the Option Agreement and Securities Purchase Agreement were entered into at the same time and negotiated as single commercial package, the Company accounted for the agreements as a single contract under ASC 606. Based on this exercise, the consideration in the Option Agreement plus any excess consideration paid over the fair value of the equity issued to Incyte is a component of transaction price. In determining the fair value of the common stock issued to Incyte, the Company considered the closing price of the common stock on the date of the transaction, which was $3.98 per share, which resulted in a premium paid by Incyte of $0.02 per share, or $0.1 million (“Equity Premium”). The remaining $24.9 million was recorded as an issuance of common stock in stockholders’ equity.

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

The Company first evaluated whether the arrangement meets the definition of a derivative or contains any embedded derivatives under ASC 815, Derivatives and Hedging. Although the arrangement includes underlying IP‑related value, it qualifies for the scope exception as prescribed by ASC 815-10-15-59(b). The Company next evaluated whether the arrangement represents a funded research and development arrangement under ASC 730, Research and Development. The payments received by the Company are non-refundable, and there is no contractual requirement, guarantee, or other provision that would require the Company to repay any of the funds received from Incyte. The Company also concluded that any presumption that there is an obligation to repay the funds received due to the subsequent related party relationship with Incyte is overcome, and therefore the agreements are not within the scope of ASC

730-20. The Company also concluded that the agreements are not within the scope of ASC 808, Collaborative Arrangements ("ASC 808"). The Company assessed the Option Agreement in accordance with ASC 606 and concluded that Incyte is a customer in the context of the Option Agreement. The Option Agreement includes the transfer of the following goods or services: (i) the right to conduct research and development activities related to the Program and (ii) Incyte's exclusive option to acquire the Company’s entire right, title, and interest in and to certain assets, properties, and rights related to the Program. The Company determined that the exclusive option granted was not a material right and, thus, not a performance obligation.

The Company determined that the transaction price totaled $35.1 million, which includes the $35 million upfront cash payment received and the Equity Premium. The Company allocated $35.1 million to its performance obligations to conduct research and development activities related to the Program. The Company recognizes revenue related to the Option Agreement over time as the performance obligations are satisfied using an inputs approach, by applying actual expenses against total budgeted costs. As of March 31, 2026, $28.0 million of the upfront payment was included in deferred revenue within the balance sheets which the Company estimates will be recognized within ten months from period-end. The Company recognized $4.6 million in revenue related to the Option Agreement during the three months ended March 31, 2026.

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

In August 2025 the Company amended its collaboration with AbCellera (the "Amended Agreement"), and in October 2025, the Company further expanded the collaboration ("the Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of the Company’s degrader payloads to independently discover, develop and commercialize a select number of DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and the Company is not responsible for any additional financial responsibilities or go forward development costs associated with those programs. The Company received an upfront non-refundable payment from AbCellera of $6.5 million upon signing the Amended Agreement and an upfront non-refundable payment of $6.0 million upon signing of the Expanded License Agreement in October 2025. For the additional licensed DACs, the Company is also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original Collaboration Agreement, whereunder the companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

The Company assessed the Amended Agreement and Expanded License Agreement in accordance with ASC 606 and concluded that AbCellera is a customer. The Amended Agreement required the Company to transfer certain intellectual property and related know-how to AbCellera which represented the only performance obligation in the Amended Agreement and was satisfied at a point in time, when the intellectual property and related know-how were transferred to AbCellera during the third quarter of 2025.

Under the Expanded License Agreement, the Company determined the promised goods and services included discovering degrader payloads and granting the licenses to the payloads to AbCellera for them to use to research, develop, and commercialize products related to each of the initial targets mutually agreed upon. Each of these licenses is distinct, as AbCellera can derive benefit from each license independent of any other payload. Accordingly, the license to each of the payloads selected by AbCellera represents a separate performance obligation. The delivery of the licenses were the only performance obligations identified in the Expanded Agreement. The transaction price was determined to consist of the upfront payment of $6.0 million. The Company allocated the transaction price equally across the licenses, as the estimated standalone selling price of each license was equal. Each performance obligation will be fully satisfied at the point in time when the license is transferred to AbCellera. For the three months ended March 31, 2026, the Company did not recognize any revenue in the statement of operations related to the Expanded License Agreement. As of March 31, 2026, the remaining $3.0 million of the upfront payment was included in deferred revenue within the balance sheets. The Company estimates the remaining performance obligations will be completed in the second half of 2026.

License Agreement

In May 2024, the Company and Pathos AI, Inc. ("Pathos") entered into a license agreement under which the Company granted to Pathos an exclusive, sublicensable, world-wide license to its selective, brain-penetrant PRMT5 inhibitor, PRT811. The Company assessed the license agreement in accordance with ASC 606 and determined that it satisfied its performance obligations in 2024. During the first quarter of 2026, Pathos notified the Company that it will no longer be continuing development on the program.

10. Segments

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

During the fourth quarter of 2025, the Company announced that it decided to pause the clinical development of its SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and K(lysine) acetyltransferase 6A (KAT6A) selective degrader programs. The expense included in other are programs that the Company has paused or discontinued, including the previously mentioned SMARCA2 degrader programs. Corresponding segment expense for earlier periods have been recast. The following table summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025.

	Three months ended March 31
(in thousands)	2026	2025
Revenue	$4,580	$—

Operating expenses:
Research and development
JAK2 V617F	1,412	1,175
KAT6A	791	506
Discovery programs	54	787
Other	838	9,901
General costs, including personnel related	10,506	16,447
Total research and development	13,601	28,816
General and administrative	5,156	5,790
Total operating expenses	$18,757	$34,606
Loss from operations	(14,177)	(34,606)
Other income, net	3,792	2,521
Net loss	$(10,385)	$(32,085)

11. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 3,147,681 shares were added to the Plan. As of March 31, 2026, 7,332,525 shares were available for future grants. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$1,089	$2,270
General and administrative	911	1,562
	$2,000	$3,832

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2025	14,727,692	$7.68	6.80
Granted	3,570,250	$2.30
Exercised	(26,463)	$1.16
Forfeited	(583,766)	$12.95
Outstanding at March 31, 2026	17,687,713	$6.43	7.21
Exercisable at March 31, 2026	10,101,993	$9.34	5.86

At March 31, 2026, the aggregate intrinsic value of outstanding options and exercisable options was $14.0 million and $4.7 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2026 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $2.09	4,864,197	6.88	$1.37	2,558,956	$1.60
$2.10 - $4.43	4,277,350	9.53	2.55	432,778	3.79
$4.44 - $7.50	4,714,930	7.21	5.53	3,280,908	5.66
$7.51 - $74.45	3,831,236	5.06	18.29	3,829,351	18.30
	17,687,713			10,101,993

The weighted-average grant date fair value of options granted was $1.97 and $1.11 per option for the three months ended March 31, 2026 and 2025, respectively. The Company recorded stock-based compensation expense of $1.9 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively, related to stock options. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards was $14.5 million, which the Company expects to recognize over a weighted-average period of 2.60 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2026	2025
Expected volatility	114.01%	86.50%
Risk-free interest rate	3.91%	4.32%
Expected life (in years)	6.07	6.07
Expected dividend yield	—	—

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at December 31, 2025	220,500	$1.43
Granted	292,325	$2.30
Vested	(59,557)	$1.70
Forfeited	(14,188)	$1.82
Unvested balance at March 31, 2026	439,080	$1.96

The Company recorded stock-based compensation expense of $0.1 million for both the three months ended March 31, 2026 and 2025, related to RSUs. At March 31, 2026, the total unrecognized expense related to the RSUs was $0.8 million, which the Company expects to recognize over a weighted-average period 3.64 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”). The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 629,536 shares were added to the ESPP and as of March 31, 2026, the ESPP had 2,936,805 shares of common stock reserved for future issuance.

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

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $40 thousand for each of the three months ended March 31, 2026 and 2025, related to the ESPP.

12. Workforce Reduction

During 2025, the Company reduced its workforce by approximately 27% of full-time employees to align its resources with its ongoing clinical and preclinical programs. There was no expense related to the workforce reduction incurred during the three months ended March 31, 2026 or 2025.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended March 31, 2026:

(in thousands)	Amount accrued at December 31, 2025	Charges	Amount Paid	Adjustments	Amount accrued at March 31, 2026
Workforce reduction	$711	$—	$(694)	$—	$17

13. Subsequent Events

In April 2026, the Company sold an aggregate of (a) 16,611,014 shares of its voting common stock, par value $0.0001 per share (the “Common Stock”), at a price of $4.44 per share, and (b) pre-funded warrants to purchase up to 3,659,252 shares of its Common Stock (the “Pre-Funded Warrants”), at a price of $4.4399 per warrant with an exercise price of $0.0001 per share (the “Offering”).

The Company estimates that the net proceeds from the Offering will be approximately $85.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 10, 2026, or our 2025 Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our ability to develop our clinical candidates, inflation and interest rate risk, recessionary concerns, the effect of continued federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Mutations in Janus Kinase 2 ("JAK2"), calreticulin ("CALR") and MPL are phenotypic drivers of disease in over 90% of MPN cases. CALR mutations are the second most common driver alteration in MPN, accounting for 20-30% of all cases. Selective expression of mutant CALR on diseased cells but not on normal cells makes CALR a high value target for antibody-directed therapies in MPN.

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

PRT12396 our lead, mutant-selective JAK2V617F inhibitor received IND clearance from the U.S. FDA, as announced in February 2026, and recently we initiated and commenced enrollment into a Phase 1 study of PRT12396 in patients with polycythemia vera (PV) and myelofibrosis (MF). The Phase 1 study of PRT12396 is an open-label, multi-center, safety and efficacy study. The primary endpoints of the study include safety, efficacy and PK profile.

As previously announced on November 4, 2025, we entered into an exclusive option agreement (the "Exclusive Option Agreement") with Incyte Corporation ("Incyte") to acquire our mutative selective JAK2V617F inhibitor program (the “Program”) for patients with myeloproliferative neoplasms. Under the Option Agreement, Incyte received an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the JAK2V617F inhibitor program, including our library of preclinical candidates (collectively, the “Transferred Assets”). We expect to advance the JAK2V617F program to pre-defined milestones. Incyte may elect to exercise its exclusive option during the option period to acquire the program and associated assets from us for $100 million. As the JAK2V617F program candidates advance in the clinic, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction, excluding royalties, could reach up to $910 million.

We have discovered and are developing a series of selective and orally bioavailable K(lysine) acetyltransferase 6A (KAT6A) selective degraders. We believe that selectively degrading KAT6A has the potential for improved efficacy, tolerability and combinability with other agents relative to non-selective inhibitors of KAT6A/B.

We presented preclinical data from our lead development candidate, PRT13722, at the American Association for Cancer Research Annual Meeting 2026 on April 20, 2026. PRT13722 is being developed for the treatment of hormone receptor positive (HR+)/human epidermal growth factor receptor 2 (HER2-) breast cancer (BC). Based on preclinical data, we believe PRT13722 is a highly differentiated, first-in-class, orally bioavailable, potent and highly selective KAT6A degrader. PRT13722 is on track for an investigational new drug (IND) filing in mid-2026, and, pending IND clearance, initiation of a Phase 1 study is anticipated in the second half of 2026.

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

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $10.4 million and $32.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $693.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. During the three months ended March 31, 2026, we recognized revenue from our Exclusive Option Agreement with Incyte. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future in the form of milestone payments, royalties, or product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations.

	Three months ended March 31,		Change
(in thousands)	2026	2025
Revenue	$4,580	$—	$4,580

Operating expenses:
Research and development	13,601	28,816	(15,215)
General and administrative	5,156	5,790	(634)
Total operating expenses	18,757	34,606	(15,849)
Loss from operations	(14,177)	(34,606)	20,429
Other income, net	3,792	2,521	1,271
Net loss	$(10,385)	$(32,085)	$21,700

Revenue

Revenue for the three months ended March 31, 2026 was related to our Exclusive Option Agreement with Incyte.

Research and Development Expenses

Research and development expenses decreased from $28.8 million for the three months ended March 31, 2025 to $13.6 million for the three months ended March 31, 2026. Included in research and development expenses for the three months ended March 31, 2026, was $1.1 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $2.3 million for the three months ended March 31, 2025. Research and development expenses decreased primarily due to a decrease in expense related to our SMARCA2 clinical trials which we paused in 2025. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. During the fourth quarter of 2025, the Company announced that it decided to pause the clinical development of its SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and K(lysine) acetyltransferase 6A (KAT6A) selective degrader programs. The expense included in other are programs that the Company has paused or discontinued, including the previously mentioned SMARCA2 degrader programs. Corresponding program expense for earlier periods have been recast. The following table summarizes the significant expense categories for three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in thousands)	2026	2025
JAK2 V617F	$1,412	$1,175
KAT6A	791	506
Discovery programs	54	787
Other	838	9,901
Internal costs, including personnel related	10,506	16,447
	$13,601	$28,816

General and Administrative Expenses

General and administrative expenses decreased from $5.8 million for the three months ended March 31, 2025 to $5.2 million for the three months ended March 31, 2026. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense. Included in general and administrative expenses for the three months ended March 31, 2026, was $0.9 million of non-cash expense related to stock-based compensation expense compared to $1.6 million for the three months ended March 31, 2025.

Other Income, net

Other income, net increased from $2.5 million for the three months ended March 31, 2025, to $3.8 million for the three months ended March 31, 2026 primarily due to the receipt and recognition of research and development tax credits.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

At March 31, 2026 the Company had cash, cash equivalents, restricted cash and marketable securities totaling $84.8 million. Subsequent to March 31, 2026, the Company sold 16,611,014 shares of its voting common stock at a price of $4.44 per share and pre-funded warrants to purchase up to 3,659,252 shares of its common stock at a price of $4.4399 per pre-funded warrant, resulting in gross proceeds of approximately $90.0 million. See Note 13 - Subsequent Events for additional information. Based on preliminary estimates, the Company believes these funds will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

In May 2024, we filed a shelf registration statement (the "2024 Shelf Registration Statement") with the Securities and Exchange Commission for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration statement was declared effective on June 10, 2024. The 2024 Shelf Registration statement expires in May 2027, and as of March 31, 2026, there was $400 million remaining under the 2024 Shelf Registration Statement. Subsequent to March 31, 2026, the Company sold 16,611,014 shares of its voting common stock at a price of $4.44 per share and pre-funded warrants to purchase up to 3,659,252 shares of its common stock at a price of $4.4399 per pre-funded warrant, resulting in gross proceeds of approximately $90.0 million under the 2024 Shelf Registration Statement.

In March 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock. In accordance with the terms of the Sales Agreement on March 12, 2026, we filed a prospectus supplement under our 2024 Shelf Registration Statement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through Jefferies acting as sales agent.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(21,685)	$(34,231)
Net cash provided by investing activities	8,499	62,186
Net cash used in financing activities	(314)	(160)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,500)	$27,795

Operating Activities

During the three months ended March 31, 2026, we used $21.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $10.4 million and a $13.7 million net decrease in our operating assets and liabilities offset by noncash charges of $2.4 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities of $8.5 million consisted of proceeds from maturities of marketable securities. During the three months ended March 31, 2025, net cash used in investing activities of $62.2 million consisted primarily of $71.7 million in proceeds from maturities of marketable securities, partially offset by $9.5 million in purchases of marketable securities.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities primarily related to payments of offering costs. During the three months ended March 31, 2025 net cash used in financing activities was primarily for principal payments on our finance lease.

Critical Accounting Estimates

During the three months ended March 31, 2026, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined in Rule 405 under the Securities Act. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have scaled disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of March 31, 2026, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2026, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026 we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
4.1	Form of Pre-Funded Warrant	8-K	001-39527	4.1	April 21, 2026
10.1	Executive Employment Agreement, dated April 14, 2026, by and between Prelude Therapeutics Incorporated and Charles Morris					X
10.2	Executive Employment Agreement, dated April 5, 2024, by and between Prelude Therapeutics Incorporated and Sean Brusky					X
10.3	Underwriting Agreement, dated April 20, 2026, by and between Prelude Therapeutics Incorporated and Goldman Sachs & Co. LLC and Evercore Group L.L.C. as representative.	8-K	001-39527	1.1	April 21, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: May 12, 2026	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2026	By:	/s/ Bryant Lim
Bryant Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)