Form 10-Q
period 2026-06-30
Prelude Therapeutics Inc
filed 2026-08-11
CIK 1678660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 79,803,485 shares of voting and non-voting common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRELUDE THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,329	$35,256
Marketable securities	125,428	67,958
Prepaid expenses and other current assets	3,141	2,478
Total current assets	154,898	105,692
Restricted cash	3,405	3,235
Property and equipment, net	4,397	5,113
Right-of-use asset	26,389	27,165
Prepaid expenses and other non-current assets	274	110
Total assets	$189,363	$141,315
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,032	$3,983
Accrued expenses and other current liabilities	7,983	12,533
Deferred revenue	25,248	33,734
Operating lease liability	2,779	2,744
Total current liabilities	38,042	52,994
Deferred revenue, net of current portion	—	1,798
Other liabilities	2,717	2,841
Operating lease liability	14,871	15,045
Total liabilities	55,630	72,678
Commitments (Note 8)
Stockholders’ equity:
Voting common stock, $0.0001 par value: 487,149,741 shares authorized; 65,028,996 and 48,225,493 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	5
Non-voting common stock, $0.0001 par value: 112,850,259 shares authorized; 14,728,135 shares issued and outstanding at both June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	841,319	751,684
Accumulated other comprehensive (loss) income	(227)	8
Accumulated deficit	(707,367)	(683,061)
Total stockholders’ equity	133,733	68,637
Total liabilities and stockholders’ equity	$189,363	$141,315

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$5,704	$—	$10,284	$—

Operating expenses
Research and development	16,131	25,784	29,732	54,600
General and administrative	5,027	6,410	10,183	12,200
Total operating expenses	21,158	32,194	39,915	66,800
Loss from operations	(15,454)	(32,194)	(29,631)	(66,800)
Other income, net	1,533	963	5,325	3,484
Net loss	$(13,921)	$(31,231)	$(24,306)	$(63,316)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.41)	$(0.27)	$(0.83)
Weighted average common shares outstanding, basic and diluted	98,388,593	75,993,941	90,498,123	75,990,132
Comprehensive loss:
Net loss	$(13,921)	$(31,231)	$(24,306)	$(63,316)
Unrealized loss on marketable securities, net of tax	(186)	(13)	(235)	(36)
Comprehensive loss	$(14,107)	$(31,244)	$(24,541)	$(63,352)

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2026	48,225,493	$5	14,728,135	$1	$751,684	$8	$(683,061)	$68,637
Issuance of common stock upon vesting of RSUs, net of 21,426 shares withheld for employee taxes	64,594	—	—	—	(20)	—	—	(20)
Unrealized loss on marketable securities, net of tax	—	—	—	—		(49)	—	(49)
Stock-based compensation expense	—	—	—	—	2,000	—	—	2,000
Net loss	—	—	—	—		—	(10,385)	(10,385)
Balance at March 31, 2026	48,290,087	$5	14,728,135	$1	$753,664	$(41)	$(693,446)	$60,183
Issuance of common stock and prefunded warrants, net of issuance costs of $4,556.5 thousand	16,611,014	2	—	—	85,441	—	—	85,443
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,861 shares withheld for employee taxes	78,119	—	—	—	72	—	—	72
Issuance of common stock upon under ESPP	49,776	—	—	—	115	—	—	115
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(186)	—	(186)
Stock-based compensation expense	—	—	—	—	2,027	—	—	2,027
Net loss	—	—	—	—	—	—	(13,921)	(13,921)
Balance at June 30, 2026	65,028,996	$7	14,728,135	$1	$841,319	$(227)	$(707,367)	$133,733

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	Voting common stock		Non-voting common stock		Additional paid-in	Accumulated other comprehensive	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2025	42,298,859	$4	12,850,259	$1	$714,982	$35	$(583,563)	$131,459
Issuance of common stock upon vesting of RSUs, net of 3,859 shares withheld for employee taxes	5,516	—	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of prefunded warrants	1,299,827	—	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	—	—	3,832	—	—	3,832
Net loss	—	—	—	—	—	—	(32,085)	(32,085)
Balance at March 31, 2025	43,604,202	$4	12,850,259	$1	$718,809	$12	$(615,648)	$103,178
Issuance of common stock upon exercise of stock options & vesting of RSUs, net of 3,355 shares withheld for employee taxes	6,020	—	—	—	(2)	—	—	(2)
Issuance of common stock under ESPP	133,844	—	—	—	92	—	—	92
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	—	—	3,814	—	—	3,814
Net loss	—	—	—	—		—	(31,231)	(31,231)
Balance at June 30, 2025	43,744,066	$4	12,850,259	$1	$722,713	$(1)	$(646,879)	$75,838

See accompanying notes to unaudited interim financial statements.

PRELUDE THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(24,306)	$(63,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744	868
Noncash lease expense	777	767
Stock-based compensation	4,027	7,646
Amortization of premium and discount on marketable securities, net	(701)	(134)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(663)	(1,379)
Accounts payable	(2,033)	(2,760)
Accrued expenses and other liabilities	(4,681)	(2,098)
Deferred revenue	(10,284)	—
Operating lease liabilities	(139)	100
Net cash used in operating activities	(37,259)	(60,306)
Cash flows provided by investing activities:
Purchases of marketable securities	(89,966)	(34,127)
Proceeds from maturities of marketable securities	32,962	107,901
Purchases of property and equipment	—	(67)
Net cash (used in) provided by investing activities	(57,004)	73,707
Cash flows used in financing activities:
Proceeds from issuance of common stock and pre-funded warrants	90,000	—
Payment of withholding taxes related to stock-based compensation to employees	(64)	(7)
Payment of offering costs	(4,661)	—
Proceeds from issuance of common stock in connection with the exercise of stock options	116	—
Proceeds from issuance of common stock under employee stock purchase plan	115	92
Principal payments on finance lease liabilities	—	(208)
Net cash provided by (used in) financing activities	85,506	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,757)	13,278
Cash, cash equivalents, and restricted cash at beginning of period	38,491	16,518
Cash, cash equivalents, and restricted cash at end of period	$29,734	$29,796

Supplemental disclosures of non-cash activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$28	$—
Offering costs in accounts payable and accrued expenses and other current liabilities	$60	$—
Unrealized loss on marketable securities	$(235)	$(36)

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

Since its inception, the Company has incurred operating losses and had an accumulated deficit of $707.4 million as of June 30, 2026. The Company has no product revenue to date and devotes its efforts to research and development. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

At June 30, 2026, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $155.2 million and the Company believes these funds will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Income Taxes

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets generated by net operating losses and research and development credits do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2026 and December 31, 2025.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet that total to the amounts shown in the statement of cash flows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$26,329	$35,256
Restricted cash	3,405	3,235
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$29,734	$38,491

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

Six Months Ended June 30,
(in thousands)	2026
Beginning balance	$35,532
Deferral of revenue	-
Recognition of unearned revenue	(10,284)
Ending balance	$25,248

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2026	2025
Unvested restricted stock units	415,330	337,750
Stock options	18,208,834	16,480,115
	18,624,164	16,817,865

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

4. Marketable Securities

The following provides detail of the Company's marketable securities.

(in thousands)	Amortized Cost	Gross unrealized gain	Gross unrealized loss	Fair Value
June 30, 2026
Marketable securities:
Corporate debt securities	$90,589	$—	$(195)	$90,394
U.S. government securities	35,066	—	(32)	35,034
Total marketable securities	$125,655	$—	$(227)	$125,428

December 31, 2025

Marketable securities:
Corporate debt securities	$31,044	$—	$(17)	$31,027
U.S. government securities	36,908	23	—	36,931
Total marketable securities	$67,952	$23	$(17)	$67,958

The Company’s marketable securities generally have contractual maturity dates of 16 months or less. As of June 30, 2026, the Company had 46 securities with a total fair market value of $125.4 million in an unrealized loss position. The Company believes any unrealized losses associated with the decline in value of its securities are temporary and the Company has the ability and intent to hold its marketable securities to maturity, therefore, an allowance for credit losses was not recognized.

As of June 30, 2026, the Company had 35 securities with a fair value of $91.9 million with a contractual maturity of less than 12 months and 11 securities with a fair value of $33.5 million with a contractual maturity of greater than 12 months. As of December 31, 2025, all of the Company's securities had a contractual maturity of less than 12 months.

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
•
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2026
Assets
Cash equivalents
Money market funds	$19,319	$—	$—
Marketable securities:
Corporate debt securities	—	90,394	—
U.S. government securities	—	35,034	—
Total marketable securities	—	125,428	—
Total financial assets	$19,319	$125,428	$—

December 31, 2025
Assets
Cash equivalents
Money market funds	$21,620	$—	$—
U.S. government securities	—	12,461	—
Marketable securities:
Corporate debt securities	—	31,027	—
U.S. government securities	—	36,931	—
Total marketable securities	—	67,958	—
Total financial assets	$21,620	$80,419	$—

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Compensation and related benefits	$4,011	$7,138
Research and development	3,342	4,430
Other	630	965
	$7,983	$12,533

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

In April 2026, under the 2024 Shelf Registration Statement, the Company sold an aggregate of (a) 16,611,014 shares of its voting common stock, par value $0.0001 per share (the "Common Stock"), at a price of $4.44 per share, and (b) pre-funded warrants to purchase up to 3,659,252 shares of its Common Stock, at a price of $4.4399 per pre-funded warrant with an exercise price of $0.0001 per share (collectively, the "April Offering"). The Company received net proceeds of approximately $85.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million.

The 2024 Shelf Registration Statement expires in May 2027, and as of June 30, 2026, there was $310 million remaining under the 2024 Shelf Registration Statement.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of Common Stock upon exercise, (v) are indexed to the Company’s Common Stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The pre-funded warrants had not been exercised as of June 30, 2026.

There were no pre-funded warrants exercised during the six months ended June 30, 2026 and 1,300,000 pre-funded warrants were exercised during the six months ended June 30, 2025. As of June 30, 2026, there were 23,191,440 pre-funded warrants outstanding.

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

The Company will pay Jefferies LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. As of June 30, 2026, there was $25.0 million remaining under the Sales Agreement.

8. Commitments

Leases

The Company leases office and laboratory space in Wilmington, Delaware under a noncancelable lease (the “Chestnut Run Lease”). The premises includes approximately 81,000 rentable square feet and expires in May 2037, subject to the Company's option to extend the term of the lease by up to 3 five-year terms and certain expansion rights. Neither the option to extend nor the expansion rights were recognized as part of the Company's measurement of the right-of-use ("ROU") asset and operating lease liability as of June 30, 2026. Under the terms of the Chestnut Run Lease, the landlord provided an allowance towards the cost of completing tenant improvements for the premises. The Company concluded that the improvements resulting from both the landlord's build-out and the tenant improvements are the landlord's assets for accounting purposes. Costs incurred by the Company related to tenant improvements in excess of the landlord's allowance were treated as prepaid rent and increased the right-of-use asset on the commencement date.

In November 2025, the Company entered into a sublease agreement with a counterparty to sublease approximately 20,000 square feet of the Chestnut Run Lease. The sublease began in December 2025 and continues through November 2027. The sublessee has three options to extend the sublease for one year each.

The Company analyzed the sublease under ASC Topic 842, Leases ("ASC 842"), and concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the Chestnut Run Lease. The Company will continue to account for the Chestnut Run Lease as a lessee and in the same manner as prior to the execution of the sublease agreement. The Company accounted for the sublease agreement as the lessor, and concluded the sublease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. The Company's sublease income was $143 thousand and $286 thousand for the three and six months ended June 30, 2026, respectively.

The Company's operating lease costs for the three and six months ended June 30, 2026 were $1.1 million and $2.2 million, respectively. The Company's operating lease costs for the three and six months ended June 30, 2025 were $1.0 million and $2.1 million, respectively.

Supplemental balance sheet and other information related to our operating and finance leases as of June 30, 2026 and December 31, 2025 were as follows:

(in thousands)
Leases	Classification	June 30, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets	$26,389	$27,165
Liabilities
Current:
Operating	Current liabilities, operating lease liability	$2,779	$2,744
Non-Current:
Operating	Operating lease liability	14,871	15,045
Total lease liabilities		$17,650	$17,789

Weighted-average discount rate
Operating lease		15.0%	15.0%
Weighted-average remaining lease term (years)
Operating lease		10.9	11.4

Supplemental cash flow information related to our leases for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,468	$1,240
Operating cash flows from finance lease	-	5
Financing cash flows from finance lease	-	208

Future minimum annual lease payments for our operating lease at June 30, 2026 are as follows:

(in thousands)	Operating lease
2026 (remaining)	$1,505
2027	3,048
2028	3,124
2029	3,202
2030	3,282
2031	3,364
Thereafter	19,729
Total undiscounted lease payments	37,254
Less imputed interest	(19,604)
Lease liability	$17,650

The Company paid a security deposit for the Chestnut Run Lease in the form of a letter of credit, the balance of which is $3.4 million as of June 30, 2026 and is included in the accompanying balance sheet as restricted cash. The security deposit may be reduced to $0.5 million over time in accordance with the terms of the Chestnut Run Lease.

Employment Agreements

The Company has employment agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined‑contribution plan covering all full-time employees. Participants are permitted to contribute up to 100% of their eligible annual pretax compensation up to an established federal limit on aggregate participant contributions. The Company provides a match of a maximum amount of 3% of the participant’s compensation. For each of the three months ended June 30, 2026 and 2025, the Company made matching contributions of $0.2 million. For the six months ended June 30, 2026 and 2025, the Company made matching contributions of $0.3 million and $0.4 million, respectively.

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

The Company determined that the transaction price totaled $35.1 million, which includes the $35 million upfront cash payment received and the Equity Premium. The Company allocated $35.1 million to its performance obligations to conduct research and development activities related to the Program. The Company recognizes revenue related to the Option Agreement over time as the performance obligations are satisfied using an inputs approach, by applying actual expenses against total budgeted costs. As of June 30, 2026, $22.2 million of the upfront payment was included in deferred revenue within the balance sheets which the Company estimates will be recognized within the next twelve months from period-end. The Company recognized $5.7 million and $10.3 million in revenue related to the Option Agreement during the three and six months ended June 30, 2026, respectively.

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

In August 2025, the Company amended its collaboration with AbCellera (the "Amended Agreement"), and in October 2025, the Company further expanded the collaboration (the "Expanded License Agreement"). The Amended Agreement and Expanded License Agreement provided AbCellera a non-exclusive license to use certain of the Company’s degrader payloads to independently discover, develop and commercialize a select number of DACs against undisclosed antibody targets. The agreements also entailed other changes to overall resource allocation and collaboration governance. For the newly licensed DAC programs, AbCellera received world-wide rights to lead and fully control the licensed programs at its sole cost and expense and the Company is not responsible for any additional financial responsibilities or go forward development costs associated with those programs. The Company received an upfront non-refundable payment from AbCellera of $6.5 million upon signing the Amended Agreement and an upfront non-refundable payment of $6.0 million upon signing of the Expanded License Agreement in October 2025. For the additional licensed DACs, the Company is also eligible to receive customary downstream milestones and single digit royalties on future product sales. The original Collaboration Agreement, whereunder the companies can jointly discover, develop, and commercialize novel DACs for up to five programs remains in effect.

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

Under the Expanded License Agreement, the Company determined the promised goods and services included discovering degrader payloads and granting the licenses to the payloads to AbCellera for them to use to research, develop, and commercialize products related to each of the initial targets mutually agreed upon. Each of these licenses is distinct, as AbCellera can derive benefit from each license independent of any other payload. Accordingly, the license to each of the payloads selected by AbCellera represents a separate performance obligation. The delivery of the licenses were the only performance obligations identified in the Expanded License Agreement. The transaction price was determined to consist of the upfront payment of $6.0 million. The Company allocated the transaction price equally across the licenses, as the estimated standalone selling price of each license was equal. Each performance obligation will be fully satisfied at the point in time when the license is transferred to AbCellera. For the three and six months ended June 30, 2026, the Company did not recognize any revenue in the statement of operations related to the Expanded License Agreement. As of June 30, 2026, there was $3.0 million of the upfront payment included in deferred revenue related to the licenses that have not yet been transferred to AbCellera. The Company estimates the remaining performance obligations will be completed in the second half of 2026.

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

During the fourth quarter of 2025, the Company announced that it decided to pause the clinical development of its SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and lysine acetyltransferase 6A (KAT6A) selective degrader programs. The expense included in other represents programs that the Company has paused or discontinued, including the previously mentioned SMARCA2 degrader programs. Corresponding segment expenses for earlier periods have been recast. The following table summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$5,704	$—	$10,284	$—

Operating expenses:
Research and development
JAK2 V617F	2,266	1,881	3,678	3,056
KAT6A	2,085	795	2,876	1,301
Discovery programs	229	612	283	1,399
Other	14	6,804	852	16,705
General costs, including personnel related	11,537	15,692	22,043	32,139
Total research and development	16,131	25,784	29,732	54,600
General and administrative	5,027	6,410	10,183	12,200
Total operating expenses	$21,158	$32,194	$39,915	$66,800
Loss from operations	(15,454)	(32,194)	(29,631)	(66,800)
Other income, net	1,533	963	5,325	3,484
Net loss	$(13,921)	$(31,231)	$(24,306)	$(63,316)

11. Stock-Based Compensation

The Company has two equity incentive plans: the 2016 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the “Plan”). The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year and continuing for ten years beginning on January 1, 2021, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 3,147,681 shares were added to the Plan. As of June 30, 2026, 6,753,174 shares were available for future grants. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods with 25% of options vesting after one year and then monthly thereafter, and have a term of ten years.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$1,046	$2,225	$2,135	$4,495
General and administrative	981	1,589	1,892	3,151
	$2,027	$3,814	$4,027	$7,646

Stock Options

The following table summarizes stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2026	14,727,692	$7.68	6.80
Granted	4,253,750	$2.65
Exercised	(99,068)	$1.17
Forfeited	(673,540)	$11.69
Outstanding at June 30, 2026	18,208,834	$6.39	7.08
Exercisable at June 30, 2026	10,693,481	$8.99	5.75

At June 30, 2026, the aggregate intrinsic value of outstanding options and exercisable options was $33.1 million and $12.9 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2026 under the Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $2.09	4,779,640	6.66	$1.37	2,885,390	$1.54
$2.10 - $4.50	4,479,600	9.31	2.63	485,129	3.79
$4.51 - $7.50	5,118,358	7.22	5.46	3,492,657	5.66
$7.51 - $74.45	3,831,236	4.81	18.29	3,830,305	18.30
	18,208,834			10,693,481

The weighted-average grant date fair value of options granted was $2.27 and $0.83 per option for the six months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense of $1.9 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively, related to stock options. The Company recorded stock-based compensation expense of $3.8 million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively, related to stock options. As of June 30, 2026, the total unrecognized compensation expense related to unvested stock option awards was $15.0 million, which the Company expects to recognize over a weighted-average period of 2.63 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six months ended June 30,
	2026	2025
Expected volatility	114.15%	86.49%
Risk-free interest rate	3.94%	4.30%
Expected life (in years)	6.04	6.03
Expected dividend yield	—	—

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested units will be forfeited upon termination of services.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted-average grant date fair value
Unvested balance at January 1, 2026	220,500	$1.43
Granted	292,325	$2.30
Vested	(68,932)	$2.13
Forfeited	(28,563)	$1.89
Unvested balance at June 30, 2026	415,330	$1.89

The Company recorded stock-based compensation expense of $53 thousand and $65 thousand for the three months ended June 30, 2026 and 2025, respectively, related to RSUs. The Company recorded stock-based compensation expense of $137 thousand and $125 thousand for the six months ended June 30, 2026 and 2025, respectively, related to RSUs. At June 30, 2026, the total unrecognized expense related to the RSUs was $702 thousand, which the Company expects to recognize over a weighted-average period 3.66 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”). The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years beginning in 2021, in an amount equal to one percent of the total number of shares of all classes of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. On January 1, 2026, 629,536 shares were added to the ESPP and as of June 30, 2026, the ESPP had 2,887,029 shares of common stock reserved for future issuance.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the Company's compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding nor will a participant be permitted to purchase more than 2,500 shares during any one purchase period.

The ESPP is considered compensatory under the FASB stock compensation rules. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $40 thousand and $35 thousand for the three months ended June 30, 2026 and 2025, respectively, related to the ESPP. The Company recognized share-based compensation expense of $80 thousand and $75 thousand for the six months ended June 30, 2026 and 2025, respectively, related to the ESPP.

12. Workforce Reduction

During 2025, the Company reduced its workforce by approximately 27% of full-time employees to align its resources with its ongoing clinical and preclinical programs. There was no expense related to the workforce reduction incurred during the three months ended June 30, 2026 and 2025.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2026:

(in thousands)	Amount accrued at December 31, 2025	Charges	Amount Paid	Adjustments	Amount accrued at June 30, 2026
Workforce reduction	$711	$—	$(711)	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 10, 2026, or our 2025 Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our ability to develop our clinical candidates, inflation and interest rate risk, recessionary concerns, the effect of continued federal government shutdown, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

Prelude is a precision oncology company built on a foundation of drug discovery excellence to deliver novel precision cancer medicines to underserved patients. By leveraging our core competencies in cancer biology and medicinal chemistry, combined with our clinical development capabilities, we have built an efficient drug discovery engine and the development expertise necessary to identify compelling biological targets and create new chemical entities ("NCEs") that we advance into clinical trials. We believe our approach could result in better targeted cancer therapies. Our discovery excellence has been supported by our steady progress in advancing a pipeline of novel precision oncology development candidates, alone and with partners. We are working with our partner AbCellera Biologics, Inc. ("AbCellera") on an early-stage discovery program involving potent degraders as payloads for novel antibodies targeting tumor specific antigens. Since our inception in 2016, we have received clearance from the U.S. Food and Drug Administration (the "FDA") for multiple investigational new drug applications ("INDs") and successfully advanced several programs into clinical trials. In addition, we have other differentiated proprietary programs in various stages of preclinical development.

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

We have discovered and are developing a series of selective and orally bioavailable lysine acetyltransferase 6A ("KAT6A") selective degraders. We believe that selectively degrading KAT6A has the potential for improved efficacy, tolerability and combinability with other agents relative to non-selective inhibitors of KAT6A/B.

We presented preclinical data from our lead development candidate, PRT13722, at the American Association for Cancer Research Annual Meeting 2026 in April 2026. PRT13722 is initially being developed for the treatment of hormone receptor positive ("HR+")/human epidermal growth factor receptor 2 ("HER2-") breast cancer ("BC"). Based on preclinical data, we believe PRT13722 is a highly differentiated, first-in-class, orally bioavailable, potent and highly selective KAT6A degrader. Pending clearance of the IND application, we expect the Phase 1 study of PRT13722 in HR+ breast cancer to be initiated in the fourth quarter of 2026.

Myeloproliferative neoplasms ("MPN") are hematopoietic disorders arising from clonal expansion of hematopoietic stem cells ("HSC") in the bone marrow. Current treatment options for MPN patients offer symptomatic benefit but fail to eliminate disease-initiating clones, leading to treatment resistance and progression to secondary acute myeloid leukemia. Therapeutic approaches that can selectively eliminate disease-initiating HSCs and induce molecular remission are an unmet medical need.

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

PRT12396, our lead, mutant-selective JAK2V617F inhibitor, received IND clearance from the U.S. FDA, as announced in February 2026, and is enrolling patients into a Phase 1 study of PRT12396 in patients with polycythemia vera (PV) and myelofibrosis (MF). The Phase 1 study of PRT12396 is an open-label, multi-center, safety and efficacy study. The endpoints of the study include safety, efficacy and PK profile.

As previously announced in November 2025, we entered into an exclusive option agreement (the "Exclusive Option Agreement") with Incyte Corporation ("Incyte") to acquire our mutative selective JAK2V617F inhibitor program (the “Program”) for patients with myeloproliferative neoplasms. Under the Option Agreement, Incyte received an exclusive option to acquire our entire right, title, and interest in and to certain assets, properties, and rights related to the JAK2V617F inhibitor program, including our library of preclinical candidates (collectively, the “Transferred Assets”). We expect to advance the JAK2V617F program to pre-defined milestones. Incyte may elect to exercise its exclusive option during the option period to acquire the program and associated assets from us for $100 million. As the JAK2V617F program candidates advance in the clinic, we would be eligible to receive up to $775 million in additional clinical and regulatory milestones, and single digit royalties on global net sales. Combined, total potential cash payments from the transaction, excluding royalties, could reach up to $910 million.

Drawing on our expertise in targeted protein degradation, we have discovered and optimized a series of proprietary degrader payloads for use in discovering and developing DACs. We disclosed first data at the 36th EORTC-NCI-AACR Symposium in October 2024 describing preclinical proof-of-concept using a novel, potent SMARCA2/4 dual degrader as a degrader payload conjugated to multiple antibodies. Prelude’s SMARCA2/4 dual degraders have shown picomolar potency with potential for increased efficacy, selectivity and improved therapeutic index. DACs have potential to expand the reach of SMARCA degrader technology to cancers without SMARCA4 mutations.

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

Components of Results of Operations

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible preferred stock and common stock. Our net loss was $24.3 million and $63.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $707.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. During the three and six months ended June 30, 2026, we recognized revenue from our Exclusive Option Agreement with Incyte. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future in the form of milestone payments, royalties, or product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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
•
costs of funding research performed by third parties, including pursuant to agreements with clinical research organizations ("CROs") that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and nonclinical studies;
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

We expect to continue to incur general and administrative expense in the future to support our continued research and development activities and potential commercialization efforts. These expenses will likely include costs related to personnel and fees to outside consultants and legal support, among other expenses. The costs associated with being a public company include expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission ("SEC"), insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations.

	Three months ended June 30,		Change
(in thousands)	2026	2025
Revenue	$5,704	$—	$5,704

Operating expenses:
Research and development	16,131	25,784	(9,653)
General and administrative	5,027	6,410	(1,383)
Total operating expenses	21,158	32,194	(11,036)
Loss from operations	(15,454)	(32,194)	16,740
Other income, net	1,533	963	570
Net loss	$(13,921)	$(31,231)	$17,310

Revenue

Revenue for the three months ended June 30, 2026 was related to our Exclusive Option Agreement with Incyte.

Research and Development Expenses

Research and development expenses decreased from $25.8 million for the three months ended June 30, 2025 to $16.1 million for the three months ended June 30, 2026. Included in research and development expenses for the three months ended June 30, 2026, was $1.0 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $2.2 million for the three months ended June 30, 2025. Research and development expenses decreased primarily due to a decrease in expense related to our SMARCA2 clinical trials which we paused in 2025 along with a decrease in employee related expenses due to the workforce reduction in the second half of 2025. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. During the fourth quarter of 2025, the Company announced that it decided to pause the clinical development of its SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and KAT6A selective degrader programs. The expense included in other represents programs that the Company has paused or discontinued, including the previously mentioned

SMARCA2 degrader programs. Corresponding program expenses for earlier periods have been recast. The following table summarizes the significant expense categories for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
(in thousands)	2026	2025
JAK2 V617F	$2,266	$1,881
KAT6A	2,085	795
Discovery programs	229	612
Other	14	6,804
Internal costs, including personnel related	11,537	15,692
	$16,131	$25,784

General and Administrative Expenses

General and administrative expenses decreased from $6.4 million for the three months ended June 30, 2025 to $5.0 million for the three months ended June 30, 2026. Included in general and administrative expenses for the three months ended June 30, 2026, was $1.0 million of non-cash expense related to stock-based compensation expense compared to $1.6 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense.

Other Income, net

Other income, net increased from $1.0 million for the three months ended June 30, 2025, to $1.5 million for the three months ended June 30, 2026 primarily due to interest earned on the investment of our cash received from the April Offering.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations.

	Six months ended June 30,		Change
(in thousands)	2026	2025
Revenue	$10,284	$—	$10,284

Operating expenses:
Research and development	29,732	54,600	(24,868)
General and administrative	10,183	12,200	(2,017)
Total operating expenses	39,915	66,800	(26,885)
Loss from operations	(29,631)	(66,800)	37,169
Other income, net	5,325	3,484	1,841
Net loss	$(24,306)	$(63,316)	$39,010

Revenue

Revenue for the six months ended June 30, 2026 was related to our Exclusive Option Agreement with Incyte.

Research and Development Expenses

Research and development expenses decreased from $54.6 million for the six months ended June 30, 2025 to $29.7 million for the six months ended June 30, 2026. Included in research and development expenses for the six months ended June 30, 2026, was $2.1 million of non-cash expense related to stock-based compensation expense, including employee stock options, compared to $4.5 million for the six months ended June 30, 2025. Research and development expenses decreased primarily due to a decrease in expense related to our SMARCA2 clinical trials which we paused in 2025 along with a decrease in stock-based compensation expense. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial-related activities.

Research and development expenses by program are summarized in the table below. During the fourth quarter of 2025, the Company announced that it decided to pause the clinical development of its SMARCA2 degrader program which is comprised of PRT3789 and PRT7732 and prioritize allocation of resources to advancing the JAK2 V617F and KAT6A selective degrader programs. The expense included in other represents programs that the Company has paused or discontinued, including the previously mentioned SMARCA2 degrader programs. Corresponding program expenses for earlier periods have been recast. The following table summarizes the significant expense categories for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
(in thousands)	2026	2025
JAK2 V617F	$3,678	$3,056
KAT6A	2,876	1,301
Discovery programs	283	1,399
Other	852	16,705
Internal costs, including personnel related	22,043	32,139
	$29,732	$54,600

General and Administrative Expenses

General and administrative expenses decreased from $12.2 million for the six months ended June 30, 2025 to $10.2 million for the six months ended June 30, 2026. The decrease was primarily driven by a decrease in non-cash expense related to stock-based compensation expense. Included in general and administrative expenses for the six months ended June 30, 2026, was $1.9 million of non-cash expense related to stock-based compensation expense compared to $3.2 million for the six months ended June 30, 2025.

Other Income, net

Other income, net increased from $3.5 million for the six months ended June 30, 2025, to $5.3 million for the six months ended June 30, 2026 primarily due to the receipt and recognition of research and development tax credits along with higher interest earned on the investment of our cash received from the April Offering.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

At June 30, 2026, the Company had cash, cash equivalents, restricted cash and marketable securities totaling $155.2 million and the Company believes these funds will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q.

In April 2026, under the 2024 Shelf Registration Statement (defined below), we sold an aggregate of (a) 16,611,014 shares of our voting common stock, par value $0.0001 per share, at a price of $4.44 per share, and (b) pre-funded warrants to purchase up to 3,659,252 shares of our common stock, at a price of $4.4399 per pre-funded warrant with an exercise price of $0.0001 per share (collectively, the "April Offering"). We received net proceeds of approximately $85.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million.

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

In May 2024, we filed a shelf registration statement (the "2024 Shelf Registration Statement") with the Securities and Exchange Commission for the issuance of common stock, preferred stock, debt securities, warrants, subscription rights and units up to an aggregate amount of $400 million. The 2024 Shelf Registration Statement was declared effective on June 10, 2024. The 2024 Shelf Registration Statement expires in May 2027. As of June 30, 2026, there was $310 million remaining under the 2024 Shelf Registration Statement.

In March 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock. In accordance with the terms of the Sales Agreement on March 12, 2026, we filed a prospectus supplement under our 2024 Shelf Registration Statement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through Jefferies acting as sales agent. At June 30, 2026, there was $25.0 million remaining under the Sales Agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(37,259)	$(60,306)
Net cash (used in) provided by investing activities	(57,004)	73,707
Net cash provided by (used in) financing activities	85,506	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,757)	$13,278

Operating Activities

During the six months ended June 30, 2026, we used $37.3 million of cash in operating activities. Cash used in operating activities reflected our net loss of $24.3 million and a $17.8 million net decrease in our operating assets and liabilities offset by noncash charges of $4.8 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2025, we used $60.3 million of cash in operating activities. Cash used in operating activities reflected our net loss of $63.3 million and a $6.1 million net decrease in our operating assets and liabilities offset by noncash charges of $9.1 million, which primarily consisted of stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities of $57.0 million consisted of $90.0 million in purchases of marketable securities, partially offset by $33.0 million in proceeds from maturities of marketable securities. During the six months ended June 30, 2025, net cash provided by investing activities of $73.7 million consisted primarily of $107.9 million in proceeds from maturities of marketable securities, partially offset by $34.1 million in purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities primarily related to the proceeds received from the April Offering, partially offset by offering costs related to the April Offering. During the six months ended June 30, 2025, net cash used in financing activities was primarily for principal payments on our finance lease.

Critical Accounting Estimates

During the three months ended June 30, 2026, there were no other material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item with respect to the period ending June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As of June 30, 2026, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2026, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith
4.1	Form of Pre-Funded Warrant	8-K	001-39527	4.1	April 21, 2026
10.1	Executive Employment Agreement, dated April 14, 2026, by and between Prelude Therapeutics Incorporated and Charles Morris	10-Q	001-39527	10.1	May 12, 2026
10.2	Executive Employment Agreement, dated April 5, 2024, by and between Prelude Therapeutics Incorporated and Sean Brusky	10-Q	001-39527	10.2	May 12, 2026
10.3	Underwriting Agreement, dated April 20, 2026, by and between Prelude Therapeutics Incorporated and Goldman Sachs & Co. LLC and Evercore Group L.L.C. as representative.	8-K	001-39527	1.1	April 21, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Prelude Therapeutics Incorporated

Date: August 11, 2026	By:	/s/ Krishna Vaddi
Krishna Vaddi, PhD
Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2026	By:	/s/ Bryant Lim
Bryant Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)